Form 10-Q
period 2017-06-30
IBM CREDIT LLC
filed 2017-08-03
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-765-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

All of the limited liability company interests (“Interests”) in the registrant are held by an affiliate of the registrant. None of the Interests are publicly traded.

REDUCED DISCLOSURE FORMAT

IBM Credit LLC, an indirect, wholly owned subsidiary of International Business Machines Corporation (IBM), meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Part I — Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Revenue
Financing revenue	$323	$335	$665	$686
Operating lease revenue	90	128	192	255
Total revenue	413	463	857	942
Financing cost (related party cost for the three and six months: $68 and $134 in 2017, $82 and $163 in 2016)	89	92	171	183
Depreciation of equipment under operating lease	58	80	120	160
Net margin	266	291	565	598
Expense and other (income)
Selling, general and administrative	107	100	209	196
Provision for credit losses	6	3	8	79
Other (income) and expense	7	(10)	25	(11)
Total expense and other (income)	120	93	242	265
Income from continuing operations before income taxes	145	198	323	334
Provision for income taxes	33	63	74	105
Income from continuing operations	$112	$136	$249	$228
Income from discontinued operations, net of tax	—	27	—	62
Net income	$112	$162	$249	$290

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$112	$162	$249	$290
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	148	7	217	132
Retirement-related benefit plans	0	0	1	0
Other comprehensive income/(loss), net of tax:	148	7	218	132
Total comprehensive income/(loss)	$260	$170	$467	$422

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Assets:
Cash and cash equivalents	$1,781	$1,772
Financing receivables (net of allowances of $221 in 2017 and $242 in 2016)	21,636	24,681
Equipment under operating leases - net	447	506
Financing receivables from IBM	3,693	3,513
Receivables purchased/participated from IBM (net of allowances of $40 in 2017 and $35 in 2016)	4,371	3,897
Other assets	2,686	910
Total assets	$34,614	$35,279

Liabilities:
Accounts payable to IBM	$1,190	$2,127
Debt	1,261	724
Debt payable to IBM	27,089	26,306
Taxes	522	669
Other liabilities	1,244	1,750
Total liabilities	31,306	31,577
Member’s interest:
Prior investment from member	—	3,912
Member’s interest	3,186	—
Retained earnings	112	—
Accumulated other comprehensive income/(loss)	9	(209)
Total member’s interest	3,308	3,703
Total liabilities and member’s interest	$34,614	$35,279

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$249	$290
Adjustments to reconcile net income to cash provided by operating activities
Provision for credit losses	8	79
Depreciation	120	160
Deferred taxes	(23)	(64)
Net (gain)/loss on asset sales and other	202	(19)
Change in operating assets and liabilities
Other assets/other liabilities	(93)	(9)
Net cash provided by operating activities	462	437

Cash flows from investing activities:
Originations of financing receivables	(5,053)	(4,983)
Collection of financing receivables	6,130	6,937
Short-term financing receivables - net (1)	347	639
Purchase of equipment under operating leases	(109)	(191)
Proceeds from disposition of equipment under operating lease	28	49
Other investing activities - net	(1,799)	(27)
Net cash provided by/(used in) investing activities	(455)	2,423

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	4,101	3,310
Principal payments on debt from IBM	(3,906)	(3,653)
Proceeds from issuance of debt	753	168
Principal payments on debt	(189)	(147)
Short-term borrowings from/(repayments to) IBM - net (1)	99	(1,032)
Short-term borrowings/(repayments) - net (1)	(27)	(4)
Net transfers (to)/from IBM	(942)	(1,462)
Contributions from IBM	80	—
Net cash used in financing activities	(32)	(2,820)

Effect of exchange rate changes on cash and cash equivalents	33	2
Net change in cash and cash equivalents	9	42

Cash and cash equivalents at January 1	1,772	1,487
Cash and cash equivalents at June 30	$1,781	$1,529

(1) Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

(UNAUDITED)

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		112		249
Other comprehensive income/(loss), net of tax				218	218
Total comprehensive income/(loss)					$467
Net transfers (to)/from IBM	(942)				(942)
Prior investment from member, March 31, 2017	3,106
Transfer upon consolidation	(3,106)	3,106
Contributions from IBM		80			80
Member’s Interest, June 30, 2017	$—	$3,186	$112	$9	$3,308

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2016	$3,957	$—	$—	$(224)	$3,733
Net income plus other comprehensive income/(loss):
Net income	290				290
Other comprehensive income/(loss), net of tax				132	132
Total comprehensive income/(loss)					$422
Net transfers (to)/from IBM (1)	(547)				(547)
Member’s Interest, June 30, 2016	$3,699	$—	$—	$(92)	$3,607

(1) Includes $1.0 billion non-cash equity contribution from IBM (see note C, “Relationship with IBM and Related Party Transactions”.)

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements:

1. Basis of Presentation:

The accompanying Consolidated Financial Statements and footnotes of IBM Credit LLC (IBM Credit or the company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of the company’s management, these statements include all adjustments, which are only of a normal recurring nature, necessary to present a fair statement of the company’s results of operations, financial position and cash flows.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to page 37 of the company’s Form 10 registration statement, filed with the Securities and Exchange Commission (SEC) on May 5, 2017, as amended on June 22, 2017 (Form 10/A), for a discussion of the company’s critical accounting estimates.

During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which are now reported on a consolidated basis. The company filed a Form 8-K on July 25, 2017 (Form 8-K) to present the change in its financial statements and notes filed in the Form 10/A from a combined basis to a consolidated basis of presentation. There was no change to the amounts presented in the Consolidated Financial Statements and notes other than those required for the consolidated presentation format.

The historical presentation of the Consolidated Financial Statements for the company is based on the financing activities of IBM’s Global Financing (IGF) segment. The IGF segment operates two primary activities: IBM Credit’s financing businesses and IBM’s remanufacturing and remarketing business. In 2016, the company divested its remanufacturing and remarketing business in the U.S. to IBM. For additional information, see note L, “Discontinued Operations,” in the Form 8-K, and note 10, “Discontinued Operations,” in this Form 10-Q. For periods prior to 2017, account balances not discretely identified with IBM Credit were attributed based on the methodology described in note C, “Relationship with IBM and Related Party Transactions,” note I, “Taxes,” and note J, “Retirement-Related Benefits,” in the Form 8-K. During 2016, in connection with IGF’s separation of certain assets and liabilities related to IBM Credit’s financing businesses, Client Financing and Commercial Financing, from IBM’s other businesses in the majority of countries where IGF operates, certain impaired receivables and related allowances were retained by IBM due to IBM’s ongoing collection efforts. Accordingly, these impaired receivables and related provisions were historically part of the IBM Credit business and are included in the Consolidated Financial Statements in 2016, but are excluded as of December 31, 2016 and in all periods in 2017. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” in the Form 8-K. The Consolidated Financial Statements of IBM Credit include all the accounts of IBM Credit and its global subsidiaries. As such, as of June 30, 2017, all account balances included in the Consolidated Financial Statements are discretely identifiable.

Income tax expense is based on reported income before income taxes. Whereas the majority of non-U.S. entities are separate legal tax filers, the company’s U.S. federal and certain state and foreign operations will continue to be included in various IBM consolidated tax returns. In such cases, the income taxes for these entities are calculated using a separate return method modified to apply the benefits-for-loss approach, which is consistent with the company’s Tax Sharing Agreement with IBM. Under this approach, the provision for income taxes is computed as if the company filed tax returns on a separate tax return basis and is then adjusted, as necessary, to reflect IBM’s reimbursement for any tax benefits generated by the company.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in the Form 8-K.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Notes to Consolidated Financial Statements — (continued)

2. Accounting Changes:

New Standards to be Implemented

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020, with a one-year early adoption permitted. The company is currently evaluating the impact of the new guidance.

In February 2016, the FASB issued guidance that changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the capital lease test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company will adopt the guidance as of the effective date of January 1, 2019. A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company is currently evaluating the impact of the new guidance.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The guidance is not expected to have a material impact on the consolidated financial results.

Given the scope of work required to implement the recognition and disclosure requirements under the new standard, the company began its assessment process in 2014 and has since made significant progress, including identification of changes to policy, processes, systems and controls. This also includes the assessment of data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to Consolidated Financial Statements.

3. Financial Instruments:

Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•                  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•                  Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•                  Level 3—Unobservable inputs for the asset or liability.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

When available the company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

Notes to Consolidated Financial Statements — (continued)

The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

•                  Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.

•                  Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

As an example, the fair value of derivatives is derived utilizing a discounted cash flow model that uses observable market inputs such as known notional value amounts, yield curves, spot and forward exchange rates as well as discount rates. These inputs relate to liquid, heavily traded currencies with active markets which are available for the full term of the derivative.

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the measurement date to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include available-for-sale equity investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described above. The company had no equity method investments or available-for-sale equity investments as of June 30, 2017 and December 31, 2016.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

(Dollars in millions)
At June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,066	$—	$1,066
Money market funds	198	—	—	198
Total	198	1,066	—	1,264
Derivative assets (2)
Foreign exchange contracts	—	2	—	2
Total	—	2	—	2
Total assets	$198	$1,068	$—	$1,266

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) The gross balance of derivative assets contained within other assets in the Consolidated Statement of Financial Position at June 30, 2017 is $2 million.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,019	$—	$1,019
Money market funds	100	—	—	100
Total	100	1,019	—	1,119
Derivative assets (2)
Foreign exchange contracts with IBM	—	115	—	115
Total	—	115	—	115	(4)
Total assets	$100	$1,134	$—	$1,234	(4)
Liabilities:
Derivative liabilities (3)
Foreign exchange contracts with IBM	$—	$50	$—	$50
Foreign exchange contracts	—	47	—	47
Total liabilities	$—	$97	$—	$97	(4)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) The gross balance of derivative assets contained within other assets in the Consolidated Statement of Financial Position at December 31, 2016 is $115 million.

(3)  The gross balance of derivative liabilities contained within other liabilities in the Consolidated Statement of Financial Position at December 31, 2016 is $97 million.

(4) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $17 million.

There were no transfers between Levels 1, 2 and 3 for the six months ended June 30, 2017 and the year ended December 31, 2016.

Financial Assets and Liabilities Not Measured at Fair Value

Short-Term Receivables and Payables

Short-term financing receivables are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt (including debt payable to IBM) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2017 and December 31, 2016, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party as well as debt payable to IBM) was $11,293 million and $10,505 million and the estimated fair value is $11,368 million and $10,760 million at June 30, 2017 and December 31, 2016, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Derivative Financial Instruments

The company operates in multiple currencies and is a lender in the global markets and borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures, and through the use of match funding from IBM. The terms of the debt payable to IBM are set by the company to substantially match the term and currency of the underlying financing assets. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign currency derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities on the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the parties and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements.

Foreign Exchange Risk

The company enters into foreign currency derivatives contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties.

At June 30, 2017, the total notional amount and fair value amount of the foreign exchange derivative contracts was $114 million and $2 million (in an asset position), respectively. The weighted-average maturity of these derivatives was 11 months. These derivatives were not designated as hedges for accounting purposes; however, these derivatives represent economic hedges which provided an economic offset to the underlying foreign currency exposure. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows. The gains associated with these derivatives were $20 million for the three months ended June 30, 2017. The losses associated with these derivatives were $19 million for the six months ended June 30, 2017.

At December 31, 2016, the total notional amount and fair value amount of the foreign exchange forward contracts was $753 million and $47 million (in a liability position), respectively. The weighted-average maturity of these derivatives was less than 2 months. There was no derivative instrument activity during the three and six months ended June 30, 2016.

The foreign exchange forward contracts with IBM that were executed in late 2016 expired in early 2017 and were not replaced. There were no derivatives with IBM outstanding at June 30, 2017. There was no derivative instrument activity during the three months ended June 30, 2017. The net losses associated with these derivatives with IBM were $222 million for the six months ended June 30, 2017 and are included in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities—net, in the Consolidated Statement of Cash Flows.

At December 31, 2016, the total notional amount of the foreign exchange forward contracts with IBM was $10.6 billion. At December 31, 2016, the fair value of certain foreign exchange forward contracts with IBM were in an aggregate gross asset position of $115 million and certain foreign exchange forward contracts with IBM were in an aggregate gross liability position of $50 million. These exposures were reduced by $17 million due to master netting arrangements with IBM. The weighted average maturity of these derivatives was less than 1 month. There was no derivative instrument activity with IBM during the three and six months ended June 30, 2016.

4. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables consist of Client Financing leases, loans, installment payment plans and participated receivables to end-user clients as well as loans to IBM for terms up to seven years. Assets financed are primarily IT products and services where IBM and the company have experience. Client Financing arrangements are priced to achieve a market yield. Financing receivables also include Commercial Financing, which generally consists of working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days.

Notes to Consolidated Financial Statements — (continued)

The company purchases interests in certain of IBM’s trade accounts receivable at a discount, for which the company assumes the credit risk with IBM’s client. These receivables are primarily for IT related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. In addition, beginning in 2016, the company began participating receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Investment in direct financing leases

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Gross lease payments receivable	$5,156	$5,985
Estimated residual value	554	602
Deferred initial direct costs	51	56
Unearned income	(380)	(453)
Allowance for credit losses	(86)	(95)
Net investment in direct financing leases	$5,296	$6,094

Client Financing loans and installment payment receivables

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Gross loan payments receivable	$8,954	$9,697
Deferred initial direct costs	73	67
Unearned income	(461)	(489)
Allowance for credit losses	(116)	(125)
Net Client Financing loans and installment payment receivables	$8,450	$9,150

Commercial Financing receivables

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Commercial financing receivables	$7,909	$9,458
Allowance for credit losses	(19)	(21)
Net Commercial Financing receivables	$7,890	$9,436

Purchased and participated receivables from IBM

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Short-term purchased receivables from IBM	$1,235	$1,496
Allowance for credit losses on purchased receivables	(24)	(22)
Long-term participated receivables from IBM	3,177	2,436
Allowance for credit losses on participated receivables	(17)	(13)
Net purchased and participated receivables from IBM	$4,371	$3,897

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $737 million and $689 million at June 30, 2017 and December 31, 2016, respectively.

The company did not have any financing receivables held for sale as of June 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

Financing Receivables by Portfolio Segment

The following tables present Client Financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding Commercial Financing receivables and other miscellaneous financing receivables at June 30, 2017 and December 31, 2016. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At June 30, 2017:	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,201	$670	$956	$4,827
Loan receivables	5,546	2,000	1,019	8,566
Participated receivables from IBM	475	1,338	1,364	3,177
Ending balance	$9,222	$4,008	$3,340	$16,570
Collectively evaluated for impairment	$9,117	$3,997	$3,306	$16,419
Individually evaluated for impairment	$106	$11	$34	$151

Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$38	$2	$55	$95
Loan receivables	113	11	0	125
Participated receivables from IBM	8	3	2	13
Total	$160	$16	$58	$233
Write-offs	$(3)	$0	$(17)	$(20)
Recoveries	0	—	—	0
Provision for credit losses	10	6	(6)	10
Foreign currency translation adjustment	(0)	2	2	4
Other	(1)	(6)	(3)	(10)
Ending balance at June 30, 2017	$166	17	$34	$218
Lease receivables	$51	$4	$31	$86
Loan receivables	$103	$12	$1	$116
Participated receivables from IBM	$13	$1	$3	$17

Collectively evaluated for impairment	$71	$10	$4	$84
Individually evaluated for impairment	$96	$7	$31	$134

Write-offs of lease receivables and loan receivables were $16 million and $4 million, respectively, during the first six months of 2017. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $3 million, $3 million and $4 million, respectively, during the first six months of 2017.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2016:	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,693	$798	$1,098	$5,588
Loan receivables	5,678	2,284	1,313	9,275
Participated receivables from IBM	479	1,061	896	2,436
Ending balance	$9,850	$4,142	$3,307	$17,299
Collectively evaluated for impairment	$9,755	$4,132	$3,251	$17,139
Individually evaluated for impairment	$95	$10	$55	$160

Allowance for credit losses
Beginning balance at January 1, 2016
Lease receivables	$52	$16	$143	$211
Loan receivables	122	51	200	373
Participated receivables from IBM (1)	—	—	—	—
Total	$174	$68	$343	$584
Write-offs	$(13)	$(19)	$(79)	$(111)
Recoveries	2	0	—	2
Provision for credit losses	69	4	(16)	57
Foreign currency translation adjustment	14	0	(17)	(3)
Other	(86)	(37)	(174)	(297)
Ending balance at December 31, 2016	$160	$16	$58	$233
Lease receivables	$38	$2	$55	$95
Loan receivables	$113	$11	$0	$125
Participated receivables from IBM	$8	$3	$2	$13

Collectively evaluated for impairment	$71	$13	$7	$91
Individually evaluated for impairment	$88	$3	$50	$142

(1) Beginning in 2016, the company began participating receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government contracts.

Write-offs of lease receivables and loan receivables were $78 million and $33 million, respectively, in 2016. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $11 million, $34 million and $13 million, respectively, in 2016. The amount reported in “Other,” in the table above, which is primarily loans, reflects the reduction in allowance for credit losses in 2016 associated with certain impaired receivables that were retained by IBM due to IBM’s ongoing collection efforts. For additional information, see note 1, “Basis of Presentation.”

When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For individually evaluated receivables, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve. In addition, the company records an unallocated reserve that is determined by applying a reserve rate to its different portfolios, excluding accounts that have been specifically reserved. This reserve rate is based upon credit rating, probability of default, term, characteristics (lease/loan) and loss history.

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at June 30, 2017 and December 31, 2016, respectively. Financing receivables from IBM are short term receivables that the company considers collectable and without third party risk, as such, these receivables are not included in the non-accrual status reported.

Notes to Consolidated Financial Statements — (continued)

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Lease receivables
Americas	$14	$15
EMEA	2	2
Asia Pacific	7	11
Total lease receivables	$23	$28

Loan receivables
Americas	$88	$87
EMEA	50	5
Asia Pacific	2	1
Total loan receivables	$141	$93
Total receivables on non-accrual	$164	$121

There were no participated receivables from IBM on non-accrual at June 30, 2017 and December 31, 2016.

Impaired Receivables

The company considers any receivable with an individually evaluated reserve as an impaired receivable based on current information and events. Depending on the level of impairment, receivables will also be placed on non-accrual status.

The following tables present impaired receivables.

	At June 30, 2017		At December 31, 2016
(Dollars in millions)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Americas	$106	$96	$95	$88
EMEA	11	7	10	3
Asia Pacific	34	31	55	50
Total	$151	$134	$160	$142

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2017:	Investment	Recognized	Cash Basis
Americas	$108	$0	$—
EMEA	10	0	—
Asia Pacific	44	0	—
Total	$161	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended June 30, 2016:	Investment	Recognized	Cash Basis
Americas	$148	$0	$—
EMEA	66	0	—
Asia Pacific	294	0	—
Total	$508	$0	$—

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2017:	Investment	Recognized	Cash Basis
Americas	$103	$0	$—
EMEA	10	0	—
Asia Pacific	48	0	—
Total	$161	$0	$—

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the six months ended June 30, 2016:	Investment	Recognized	Cash Basis
Americas	$139	$0	$—
EMEA	64	0	—
Asia Pacific	302	0	—
Total	$505	$0	$—

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, as well as other information, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. The company uses information provided by Moody’s, where available, as one of many inputs in its determination of customer credit ratings.

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at June 30, 2017 and December 31, 2016. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. At June 30, 2017, 55% of the portfolio was investment grade as compared to 54% at December 31, 2016. All other credit quality indicators are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or nonrecourse borrowings. The credit quality indicators do not reflect these mitigation actions.

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At June 30, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$303	$29	$45	$524	$87	$49	$45	$59	$66
A1 – A3	691	59	405	1,194	176	447	101	119	597
Baa1 – Baa3	693	199	244	1,198	594	269	102	399	359
Ba1 – Ba2	671	215	135	1,159	642	149	99	432	199
Ba3 – B1	453	111	48	782	332	52	66	223	70
B2 – B3	289	46	39	500	136	43	42	92	57
Caa – D	51	6	9	87	19	10	7	13	14
Total	$3,150	$666	$925	$5,444	$1,988	$1,019	$463	$1,336	$1,361

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2016:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$432	$35	$44	$658	$99	$55	$56	$46	$38
A1 – A3	757	77	403	1,152	220	507	97	102	345
Baa1 – Baa3	747	250	273	1,137	713	344	96	332	234
Ba1 – Ba2	796	239	153	1,211	682	193	102	317	131
Ba3 – B1	555	141	88	845	404	111	71	188	76
B2 – B3	287	48	69	437	139	87	37	64	60
Caa – D	81	6	12	123	17	15	10	8	10
Total	$3,655	$796	$1,042	$5,565	$2,273	$1,313	$471	$1,058	$894

Past Due Financing Receivables

The company considers financing receivables past due when any installment is over 90 days past due. The following table summarizes receivables by aging category, where fully reserved receivables are excluded. The past due aging categories represent only the portion of a financing receivable which is past due. Current financing receivables represent the total financing receivables less past due greater than 90 days, excluding fully reserved receivables.  Past due financing receivables greater than 90 days and accruing represents the total billed and unbilled value at a contract level for receivables with outstanding installments greater than 90 days past due. Participated receivables from IBM are collected monthly and do not begin aging until 90 days.  Amounts collected from IBM in excess of amounts past due over 90 days are returned to IBM. Amounts returned to IBM during the periods reported were not material.

Notes to Consolidated Financial Statements — (continued)

						Recorded
	Total	Total	Total	Current	Total	Investment
(Dollars in millions)	Past Due	Past Due	Past Due	Financing	Financing	> 90 days and
At June 30, 2017	31-60 days (1)	61-90 days (1)	> 90 days (1)	Receivables	Receivables	accruing (2)
Lease receivables
Americas	$10	$8	$14	$3,164	$3,201	$98
EMEA	3	2	4	665	670	9
Asia Pacific	0	0	6	919	956	7
Total lease receivables	$13	$11	$24	$4,747	$4,827	$115
Loan receivables
Americas	$20	$11	$27	$5,492	$5,546	$136
EMEA	10	7	12	1,983	2,000	28
Asia Pacific	0	0	2	1,020	1,019	6
Total loan receivables	$30	$18	$42	$8,495	$8,566	$170
Participated receivables with IBM
Americas	$ N/A	$ N/A	$4	$471	$475	$—
EMEA	N/A	N/A	1	1,337	1,338	—
Asia Pacific	N/A	N/A	0	1,364	1,364	—
Total participated receivables with IBM	$ N/A	$ N/A	$5	$3,172	$3,177	$—
Total receivables	$43	$28	$71	$16,414	$16,570	$285

N/A - Not applicable

(1) Only the portion of a financing receivable which is past due the stated number of days, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

						Recorded
	Total	Total	Total	Current	Total	Investment
(Dollars in millions)	Past Due	Past Due	Past Due	Financing	Financing	> 90 days and
At December 31, 2016	31-60 days (1)	61-90 days (1)	> 90 days (1)	Receivables	Receivables	accruing (2)
Lease receivables
Americas	$9	$4	$8	$3,666	$3,693	$37
EMEA	3	2	2	790	798	6
Asia Pacific	1	1	11	1,041	1,098	37
Total lease receivables	$13	$7	$20	$5,497	$5,588	$80
Loan receivables
Americas	$15	$7	$12	$5,639	$5,678	$57
EMEA	8	5	5	2,273	2,284	14
Asia Pacific	—	—	4	1,308	1,313	42
Total loan receivables	$23	$12	$20	$9,220	$9,275	$113
Participated receivables with IBM
Americas	N/A	N/A	$—	$479	$479	$—
EMEA	N/A	N/A	—	1,060	1,060	—
Asia Pacific	N/A	N/A	—	896	896	—
Total participated receivables with IBM	N/A	N/A	$—	$2,436	$2,436	$—
Total receivables	$36	$18	$41	$17,152	$17,299	$195

N/A - Not applicable

(1) Only the portion of a financing receivable which is past due the stated number of days, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

Notes to Consolidated Financial Statements — (continued)

Troubled Debt Restructuring

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2017 or for the year ended December 31, 2016.

5. Equipment Under Operating Lease:

Equipment under operating lease consists primarily of lease contracts for IT equipment. Equipment under operating lease, net of accumulated depreciation as of June 30, 2017 and December 31, 2016, is as follows:

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Equipment under operating lease, at cost	$823	$1,005
Less: Accumulated depreciation	(376)	(499)
Equipment under operating lease - net	$447	$506

6. Segments:

The company’s operations consist of two business segments: Client Financing and Commercial Financing. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in determining how to allocate resources and evaluate performance. The company is organized on the basis of its financing offerings. The company’s reportable segments are business units that offer different financing solutions based upon clients’ needs.

Client Financing provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM; as well as acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. Commercial Financing also purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk with IBM’s client.

The segment’s expense includes an allocation of interest expense and SG&A expense by the company to each of its operating segments. Interest expense is allocated based on the average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

IBM Credit and its consolidated subsidiaries are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments

For the three months ended June 30, 2017:
Revenue	$310	$103	$413
Pre-tax income from continuing operations	109	36	145
Depreciation of equipment under operating lease	58	—	58
Financing cost (interest expense)	63	26	89
Provision for credit losses	6	(1)	6

For the three months ended June 30, 2016:
Revenue	$372	$91	$463
Pre-tax income from continuing operations	161	37	198
Depreciation of equipment under operating lease	80	—	80
Financing cost (interest expense)	70	22	92
Provision for credit losses	(3)	7	3

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments

For the six months ended June 30, 2017:
Revenue	$636	$221	$857
Pre-tax income from continuing operations	239	84	323
Depreciation of equipment under operating lease	120	—	120
Financing cost (interest expense)	118	53	171
Provision for credit losses	10	(2)	8

For the six months ended June 30, 2016:
Revenue	$750	$191	$942
Pre-tax income from continuing operations	250	83	334
Depreciation of equipment under operating lease	160	—	160
Financing cost (interest expense)	134	50	183
Provision for credit losses	76	4	79

7. Equity Activity:

IBM Credit had no available-for-sale securities or unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$148	$0	$148
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$148	$0	$148

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$7	$0	$7
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	—	—	—
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	—	—	—
Amortization of net (gains)/losses	0	—	0
Total retirement-related benefit plans	$0	$—	$0
Other comprehensive income/(loss)	$7	$0	$7

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$217	$0	$217
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$218	$0	$218

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$132	$0	$132
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	0	—	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	—	—	—
Amortization of net (gains)/losses	0	—	0
Total retirement-related benefit plans	$0	$—	$0
Other comprehensive income/(loss)	$132	$0	$132

(1)         These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

8. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocated charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The amounts of (income) or expense attributed to the company by IBM for the three and six months ended June 30, 2017 and 2016 were not material.

Charges from IBM to the company in relation to these plans (including non pension post retirement benefits) are limited to service costs. Contributions and any other types of costs are the responsibility of IBM.

Notes to Consolidated Financial Statements — (continued)

Multiple-Employer Plans:

For multiple-employer plans (mainly Germany, Japan and Spain) assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position.

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three and six months ended June 30, 2017 and 2016 were not material.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and six months ended June 30, 2017 and 2016 were not material.

9. Relationship with IBM and Related Party Transactions:

IBM Credit is a captive finance company and an indirect, wholly-owned subsidiary of IBM. IBM Credit generally conducts its financing activities with IBM on an arm’s-length basis, subject in certain cases, particularly with respect to originations, to commercial factors, including IBM’s relationship with a client. The following is a description of certain material relationships between IBM Credit and IBM, regarding support, operating, borrowing, licensing, service and other arrangements.

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 31). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

In the second half of 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $38 million and $77 million in the three and six months ended June 30, 2017, respectively. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended June 30, 2017, finance income earned from these receivables was $8 million, a decrease of $4 million as compared to the same period in 2016. For the six months ended June 30, 2017, finance income earned from these receivables was $19 million, a decrease of $4 million as compared to the same period in 2016. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Notes to Consolidated Financial Statements — (continued)

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended June 30, 2017, the interest income earned from these receivables was $33 million, an increase of $3 million as compared to the same period in 2016.  For the six months ended June 30, 2017, the interest income earned was $63 million, an increase of $3 million as compared to the same period in 2016. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,693 million at June 30, 2017 and $3,513 million at December 31, 2016.

The company invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment of excess cash with IBM was $2,263 million at June 30, 2017 and $450 million at December 31, 2016. The higher cash position in 2017 provided additional liquidity to the newly formed subsidiaries. The company’s investment of excess cash is presented in other assets in the Consolidated Statement of Financial Position, and in other investing activities-net in the Consolidated Statement of Cash Flows. Interest income earned from these investments was $7 million and $19 million for the three and six months ended June 30, 2017, respectively. Interest income earned from these investments for the three and six months ended June 30, 2016 was not significant. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended June 30, 2017 was $30 million, a decrease of $3 million as compared to the same period in 2016. Fee income earned for the six months ended June 30, 2017 was $71 million, a decrease of $6 million as compared to the same period in 2016. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $68 million and $134 million for the three and six months ended June 30, 2017, respectively, as compared to $82 million and $163 million for the three and six months ended June 30, 2016, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 11, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $52 million and $59 million in the second quarter of 2017 and 2016, respectively, and $119 million and $122 million for the six months ended June 30, 2017 and 2016, respectively.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. In addition, the company participates in certain multiemployer retirement-related plans that are sponsored by IBM.  Amounts charged by IBM to the company related to stock-based compensation and multiemployer retirement-related plans expense during the periods reported were not material.

Expenses related to the services discussed above are included in selling, general and administrative expense in the Consolidated Statement of Earnings. These expenses may not be indicative of the expenses that IBM Credit will incur in the future, or would have incurred if the company had obtained these services from a third party.

Notes to Consolidated Financial Statements — (continued)

The outstanding amount of accounts payable to IBM of $1,190 million at June 30, 2017, and $2,127 million at December 31, 2016, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short-term in nature and is expected to be settled in the normal course of business. In the first quarter of 2016, approximately $1,000 million of the balance payable to IBM as of December 31, 2015 was settled through a non-cash, equity contribution to the company from IBM.

Starting in 2016, with the formation of the new financing subsidiaries, the company agreed to sell equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology through an early lease termination. Upon early termination of the lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company’s net gross profit from sales of returned equipment to IBM was $16 million and $12 million for the three months ended June 30, 2017 and 2016, respectively. The net gross profit from sales of returned equipment to IBM was $28 million and $18 million for the six months ended June 30, 2017 and 2016, respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; and, in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return.

10. Discontinued Operations:

During the first quarter of 2017, IBM Credit received a cash payment from IBM of $121 million as settlement of the divesture of the company’s remanufacturing and remarketing business in the U.S. to IBM as of December 31, 2016. This settlement amount is presented in other investing activities — net, in the Consolidated Statement of Cash Flows. There was no gain or loss recognized from the divestiture of the business to IBM.

The company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2016 includes $43 million in net cash provided by operating activities generated by the divested business.

Profit / (loss) from discontinued operations:

(Dollars in millions)
For the three months ended June 30:	2016
Revenue	$143
Cost of sales	82
Selling, general, and administrative expense	17
Income from discontinued operations before income taxes	$44
Provision for income taxes	17
Net income from discontinued operations - net of tax	$27

(Dollars in millions)
For the six months ended June 30:	2016
Revenue	$298
Cost of sales	160
Selling, general, and administrative expense	37
Income from discontinued operations before income taxes	$102
Provision for income taxes	40
Net income from discontinued operations - net of tax	$62

Notes to Consolidated Financial Statements — (continued)

11. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of such non-recourse borrowings are reflected in the following short-term and long-term debt tables.

Short-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Debt	$75	$44
Debt payable to IBM	16,982	16,481
Total	$17,056	$16,525

The weighted-average interest rate for debt was 9.3 percent and 12.2 percent at June 30, 2017 and December 31, 2016, respectively, and relates primarily to borrowings in Latin America. Short-term financing receivables pledged as collateral for short-term borrowings was $20 million at June 30, 2017 and $8 million at December 31, 2016.

The weighted-average interest rate for debt payable to IBM was 1.0 percent and 0.8 percent at June 30, 2017 and December 31, 2016, respectively.

Long-Term Debt

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Long-term debt	$1,192	$681
Less: net unamortized debt issuance cost	6	—
Debt	1,186	681
Debt payable to IBM	10,107	9,824
Total	$11,293	$10,505

The weighted-average interest rate for debt was 6.7 percent and 6.8 percent at June 30, 2017 and December 31, 2016, respectively. Debt is comprised of bank loans, primarily in Brazil, and non-recourse borrowings where the company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term borrowings were $717 million at June 30, 2017 and $681 million at December 31, 2016, and relate primarily to borrowings in the U.S. and Latin America.

The weighted-average interest rate for debt payable to IBM was 1.2 percent and 1.0 percent at June 30, 2017 and December 31, 2016, respectively.

Contractual maturities of long-term debt outstanding at June 30, 2017, are as follows:

(Dollars in millions)	2017 (Q3 - Q4)	2018	2019	2020	2021	2022 and beyond	Total
Long-term debt	$226	$510	$382	$50	$20	$6	$1,192
Debt payable to IBM	2,445	3,606	1,667	1,858	476	54	10,107
Total	$2,671	$4,116	$2,049	$1,908	$496	$59	$11,299

Notes to Consolidated Financial Statements — (continued)

Interest on Debt

The company recognized interest expense of $89 million and $171 million for the three and six months ended June 30, 2017, respectively, of which $68 million and $134 million was interest expense on debt payable to IBM, respectively.  The company recognized interest expense of $92 million and $183 million for the three and six months ended June 30, 2016, respectively, of which $82 million and $163 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 20, 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the New Credit Agreements). The New Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the New Credit Agreements.  Subject to certain conditions stated in the New Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the New Credit Agreements at any time during the term of the New Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers.  Interest rates on borrowings under the New Credit Agreements will be based on prevailing market interest rates, as further described in the New Credit Agreements. The New Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. This summary description of the New Credit Agreements is qualified in its entirety by reference to the full text of the New Credit Agreements, which were filed as Exhibits 10.1 and 10.2 to the company’s Form 8-K. As of August 3, 2017, there were no borrowings under the New Credit Agreements.

The company’s New Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The New Credit Agreements also include several financial covenants, including that (i) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (ii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the each fiscal quarter.  The New Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million.

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. See Support Agreement in note 9, “Relationship with IBM and Related Party Transactions”, for additional information.

12. Contingencies:

The company is or may be involved in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise in the ordinary course of its business. Certain of these actions and proceedings are similar to suits filed against other financial institutions and captive finance companies. These include collection and bankruptcy proceedings related to its leases and loans and proceedings concerning customer allegations of wrongful repossession or defamation of credit.

In accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. In addition, the company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, client and employee relations considerations.

Notes to Consolidated Financial Statements — (continued)

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of June 30, 2017, there were no matters for which the likelihood of material loss is at least reasonably possible.

13. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $7,528 million and $6,174 million at June 30, 2017 and December 31, 2016, respectively. A portion of these amounts was available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $433 million and $404 million at June 30, 2017 and December 31, 2016, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Financial Results Summary - Three Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2017	2016	Change
Revenue	$413	$463	(10.9)%
Net margin	$266	$291	(8.8)%
Net margin percentage	64.4%	62.9%	1.5	pts.
Total expense and other (income)	$120	$93	29.5%
Income from continuing operations before income taxes	$145	$198	(26.7)%
Provision for income taxes	$33	$63	(46.6)%
Income from continuing operations	$112	$136	(17.5)%
Income from continuing operations margin	27.1%	29.3%	(2.2	)pts.
Income from discontinued operations - net of tax	$—	$27	NM	%
Net income	$112	$162	(31.0)%

NM - Not Meaningful

Organization of Information:

During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which are now reported on a consolidated basis. The company’s Form 10 Registration Statement filed on May 5, 2017 (Form 10) and Amendment No. 1 to the Form 10 filed on June 22, 2017 (Amendment No. 1, and together with the Form 10, the Form 10/A), contained historical information for the years 2016, 2015 and 2014 as well as the first quarter of 2017, presented on a combined basis.  The company filed a Form 8-K on July 25, 2017 (Form 8-K) to present the change in its financial statements and notes filed in the Form 10/A from a combined basis to a consolidated basis of presentation. There was no change to the amounts presented in the Consolidated Financial Statements and notes other than those required for the consolidated presentation format.

On December 31, 2016, the company divested the assets and liabilities of its U.S. remanufacturing and remarketing business to IBM. The operating results of this business are reported as discontinued operations in the Consolidated Financial Statements for the periods presented for the year 2016. For additional information, see note L, “Discontinued Operations,” in the company’s Form 8-K, and note 10, “Discontinued Operations,” in this Form 10-Q.

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2017, the company delivered revenue of $413 million and net income from continuing operations of $112 million. In the second quarter of 2016, the company had revenue of $463 million, income from continuing operations, net of tax, of $136 million and income from discontinued operations, net of tax, of $27 million, resulting in net income of $162 million. In the second quarter of 2017 and 2016, return on equity from continuing operations was 14.0 percent and 15.4 percent, respectively.

Total revenue decreased $50 million, or 10.9 percent, in the second quarter of 2017 as compared to 2016, primarily driven by a decrease in operating lease revenue of $38 million, which declined 29.8 percent, and a decrease in financing revenue of $12 million, or 3.6 percent. The decrease in operating lease revenue was mainly due to lower lease volumes across all geographies. The decrease in financing revenue was primarily due to declining Client Financing average asset balances and yields. For any category of assets, average assets are calculated as the sum of the balance of the assets at the beginning of the period plus the balance of the assets at the end of the period divided by two.  Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period.

From a segment perspective, Client Financing revenue of $310 million in the second quarter of 2017 declined 16.8 percent as compared to the prior year. The decline in revenue in 2017 was driven primarily by a decrease in average assets and yields. Commercial Financing revenue of $103 million in the second quarter of 2017 increased 13.1 percent as compared to the second quarter of 2016. The increase in revenue in 2017 was driven by an increase in both average assets and yields.

From a geographic perspective, revenue in the second quarter of 2017 declined across all three geographies, as compared to the same period in 2016. Americas revenue of $228 million declined 8.7 percent, EMEA revenue of $111 million declined 11.4 percent and Asia Pacific revenue of $74 million declined 16.4 percent.

Net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, in the second quarter of 2017 was $266 million, a decrease of $26 million, or 8.8 percent, as compared to the same period in 2016. The decline in the second quarter of 2017 was driven by the decrease in revenue noted above, partially offset by decreases in depreciation expense and financing cost. Depreciation expense decreased $22 million, or 27.2 percent, in the second quarter of 2017 as compared to the same period in the prior year. The decrease in financing cost of $3 million, or 3.4 percent, in the second quarter of 2017 was primarily due to a decline in interest rates, partially offset by an increase in average borrowings as compared to the same period in 2016. Net margin percentage of 64.4 percent in the second quarter of 2017 increased 1.5 points as compared to the net margin percentage of 62.9 percent in the same period of 2016.

Total expense and other (income) of $120 million in the second quarter of 2017 increased $27 million, or 29.5 percent, compared to the same period in 2016. The year-to-year increase was primarily driven by increased net foreign exchange losses when compared to the same period in 2016.

Pre-tax income from continuing operations of $145 million in the second quarter of 2017 decreased 26.7 percent in 2017 as compared to 2016. The decrease in 2017 was primarily driven by operating lease margin declines and net foreign exchange losses. Pre-tax income from continuing operations margin percentage in the second quarter of 2017 of 35.2 percent decreased on a year-to-year basis by 7.6 points.

Income from continuing operations after tax decreased $24 million, or 17.5 percent, in the second quarter of 2017 as compared to the same period in 2016. In the second quarter of 2017, income from continuing operations margin of 27.1 percent decreased 2.2 points on a year-to-year basis. The continuing operations effective tax rate was 23.0 percent in the second quarter of 2017 as compared to 31.6 percent in the same period of 2016, driven by a more favorable geographic mix of earnings.

Net income decreased $50 million in the second quarter of 2017 as compared to the same period in 2016. The decrease was primarily driven by declines in margin from operating leases, an increase in net foreign exchange losses, and the decline in net income from discontinued operations of $27 million due to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM in 2016. For additional information, see note 10, “Discontinued Operations.” The previously mentioned decreases were partially offset by a year-to-year decline in the effective tax rate. In the second quarter of 2017, return on equity from continuing operations decreased by 1.4 points primarily driven by a decrease in net income from continuing operations, offset by a lower average equity balance year to year.

Financial Results Summary - Six Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2017	2016	Change
Revenue	$857	$942	(9.0)%
Net margin	$565	$598	(5.5)%
Net margin percentage	66.0%	63.5%	2.5	pts.
Total expense and other (income)	$242	$265	(8.4)%
Income from continuing operations before income taxes	$323	$334	(3.1)%
Provision for income taxes	$74	$105	(29.5)%
Income from continuing operations	$249	$228	9.1%
Income from continuing operations margin	29.0%	24.2%	4.8	pts.
Income from discontinued operations - net of tax	$—	$62	NM	%
Net income	$249	$290	(14.2)%

NM - Not Meaningful

			Yr.-to-Date
			Percent
	At 6/30/17	At 12/31/16	Change
Assets	$34,614	$35,279	(1.9)%
Liabilities	$31,306	$31,577	(0.9)%
Member’s Interest	$3,308	$3,703	(10.7)%

Debt-to-Equity

	At	At
	June 30,	December 31,
	2017	2016
Debt-to-Equity Ratio *	8.6x	7.3x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
After-tax income from continuing operations	$112	$136	$249	$228
Annualized after-tax income from continuing operations (1) *	448	543	498	456
Average equity (2) **	3,195	3,519	3,365	3,619
Return on equity (1)/(2)	14.0%	15.4%	14.8%	12.6%

* Calculated based upon an estimated tax rate principally based on IBM Credit’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending member’s interest for the last two quarters and three quarters on a continuing operations basis, for the three and six months ended June 30, respectively.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2017, the company delivered revenue of $857 million and net income from continuing operations of $249 million. In the first six months of 2016, the company had revenue of $942 million, income from continuing operations, net of tax, of $228 million and income from discontinued operations, net of tax, of $62 million, resulting in net income of $290 million. In the first half of 2017 and 2016, return on equity was 14.8 percent and 12.6 percent, respectively.

Total revenue decreased $85 million, or 9.0 percent, in the first six months of 2017 as compared to the first six months of 2016, driven by a decrease in operating lease revenue of $64 million, or 24.9 percent, and a decrease in financing revenue of $21 million, or 3.1 percent. The decrease in operating lease revenue was mainly due to a decline in originations during 2016. The decrease in financing revenue was primarily due to a decline in average asset balances and a decrease in yields from these investments.

From a segment perspective, Client Financing revenue of $636 million in the first six months of 2017 declined 15.2 percent as compared to the first six months of 2016. The decline in revenue in 2017 was driven by a decrease in average assets, as well as a decline in yields. Commercial Financing revenue of $221 million in the first six months of 2017 increased 15.3 percent as compared to the first six months of 2016. The increase in revenue in 2017 was driven by an increase in average assets and an increase in yields.

From a geographic perspective, revenue declined in the first six months of 2017 as compared to the first six months of 2016 in all three geographies, primarily due to a decline in revenue from operating leases. Americas revenue of $474 million in the first six months of 2017 declined 6.9 percent as compared to the first six months of 2016. Within EMEA, revenue of $233 million in the first six months of 2017 declined 10.1 percent as compared to the first six months in the prior year. Asia Pacific revenue of $150 million declined 13.8 percent in the first six months of 2017 as compared to the same period in 2016.

Net margin in the first six months of 2017 and 2016 was $565 million and $598 million, respectively. In the first six months of 2017, net margin decreased $33 million or 5.5 percent, as compared to the first six months of 2016. The decline in the first six months of 2017 was driven by the decreases in revenue noted above, partially offset by a decrease in financing cost and depreciation expense. Financing cost decreased $12 million in 2017 primarily due to declining interest rates, partially offset by an increase in average borrowings as compared to 2016. Depreciation expense decreased $40 million or 25.1 percent in the first six months of 2017 as compared to the same period in 2016. The decrease in depreciation expense in 2017 was due to declines in the average net investment in operating leases in 2017 as compared to the prior year. Net margin percentage of 66.0 percent in the first six months of 2017 increased 2.5 points compared to the prior year period.

Total expense and other (income) was $242 million in the first six months of 2017 as compared to $265 million in the first six months of 2016. Total expense and other (income) decreased $22 million, or 8.4 percent, in the first six months of 2017 as compared to the first six months of 2016, primarily due to a decrease in provisions for credit losses.

Pre-tax income from continuing operations of $323 million in the first six months of 2017 decreased 3.1 percent as compared to the first six months of 2016. The decrease in pre-tax income in 2017 was primarily driven by the decline in revenue, partially offset by a decrease in depreciation expense and lower provisions for credit losses. Pre-tax income from continuing operations margin percentage of 37.7 percent in the first six months of 2017 increased 2.3 points on a year to year basis.

Income from continuing operations, after tax, increased $21 million, or 9.1 percent, in the first six months of 2017 as compared to the first six months of 2016. Income from continuing operations margin of 29.0 percent in the first six months of 2017 increased 4.8 points on a year to year basis. The continuing operations effective tax rate was 23.0 percent in the first six months of 2017 as compared to 31.6 percent in the first six months of 2016, driven by a more favorable geographic mix of earnings.

Net income decreased by $41 million in the first six months of 2017 as compared to the first six months of 2016. Net income in the first six months of 2016 includes a net profit from discontinued operations of $62 million related to the company’s divested U.S. remanufacturing and remarketing business. For additional information, see note 10, “Discontinued Operations.”

In the first six months of 2017, return on equity from continuing operations increased by 2.2 points primarily driven by a lower average equity balance year to year and an increase in net income from continuing operations.

Total assets of $34,614 million declined $666 million in the first six months of 2017 as compared to December 31, 2016, driven primarily by a decline in total receivables of $2,391 million, partially offset by an increase in other assets of $1,775 million, mainly due to excess cash invested with IBM.

Second Quarter and First Six Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the reportable segment results for the second quarter and first six months of 2017 versus the second quarter and first six months of 2016. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is the income from continuing operations before income taxes and excludes income from discontinued operations in the prior year.

	Three Months Ended		Yr. to Yr. Percent/		Six Months Ended		Yr. to Yr. Percent/
	June 30,		Margin		June 30,		Margin
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Client Financing
Revenue	$310	$372	(16.8)%		$636	$750	(15.2)%
Net margin	189	222	(14.8)%		398	457	(12.8)%
Net margin percentage	61.0%	59.6%	1.4	pts.	62.6%	60.8%	1.7	pts.
Pre-tax income	$109	$161	(32.4)%		$239	$250	(4.4)%
Pre-tax margin	35.2%	43.4%	(8.1	)pts.	37.6%	33.3%	4.3	pts.
Commercial Financing
Revenue	$103	$91	13.1%		$221	$191	15.3%
Net margin	77	70	10.4%		167	142	18.2%
Net margin percentage	74.6%	76.4%	(1.8	)pts.	75.9%	74.1%	1.8	pts.
Pre-tax income	$36	$37	(1.9)%		$84	$83	0.7%
Pre-tax margin	35.2%	40.6%	(5.4	)pts.	38.0%	43.5%	(5.5	)pts.
Total Segments
Revenue	$413	$463	(10.9)%		$857	$942	(9.0)%
Net margin	266	291	(8.8)%		565	598	(5.5)%
Net margin percentage	64.4%	62.9%	1.5	pts.	66.0%	63.5%	2.5	pts.
Pre-tax income	$145	$198	(26.7)%		$323	$334	(3.1)%
Pre-tax margin	35.2%	42.8%	(7.6	)pts.	37.7%	35.4%	2.3	pts.

Client Financing

Client Financing revenue of $310 million in the second quarter of 2017 decreased $62 million, or 16.8 percent, as compared to the same period in 2016. The decrease in revenue was driven by a decline in average assets and operating lease revenue declines of $38 million in the second quarter of 2017 compared to 2016. For the first six months of 2017, Client Financing revenue decreased $114 million, or 15.2 percent, as compared to the same period in 2016. The decrease in revenue was driven by a decline in both average assets and yields. Operating lease revenue decreased $64 million.

Net margin in the second quarter of 2017 decreased $33 million, or 14.8 percent, as compared to the same period in 2016. The decrease was primarily driven by the year-to-year revenue decline in the quarter, partially offset by a decrease in depreciation expense of $22 million and a decrease in interest expense of $8 million. The decrease in depreciation expense was due to the decline in average assets during the period as noted above. The decrease in interest expense was due to a decline in interest rates, partially offset by an increase in the average debt balance. For the first six months of the year, net margin decreased $59 million, or 12.8 percent, as compared to 2016. The decrease was primarily driven by the year-to-year revenue decline, partially offset by a decrease in depreciation expense of $40 million and a decrease in interest expense of $15 million.

Pre-tax income in the second quarter of 2017 decreased $52 million, or 32.4 percent, as compared to the same period in 2016. The decrease was primarily driven by a decline in revenue of $62 million, partially offset by the decline in depreciation expense. For the first six months of the year, pre-tax income decreased $11 million, or 4.4 percent, as compared to the same period in 2016. The decrease was primarily driven by a decline in revenue of $114 million, partially offset by a decrease in provision for credit losses of $65 million and a decrease in depreciation expense of $40 million.

Commercial Financing

Commercial Financing revenue of $103 million in the second quarter of 2017 increased $12 million, or 13.1 percent, as compared to the same period in 2016. The growth in revenue was driven by an increase in average assets with Commercial Financing clients due to an expansion with OEM suppliers. For the first six months of the year, Commercial Financing revenue increased $29 million, or 15.3 percent, as compared to the same period in 2016.

Net margin in the second quarter of 2017 increased $7 million, or 10.4 percent, as compared to the same period in 2016. The increase was primarily driven by the growth in revenue during the period. For the first six months of 2017, net margin increased $26 million, or 18.2 percent, as compared to the same period in 2016.

Pre-tax income in the second quarter of 2017 decreased $1 million, or 1.9 percent, as compared to the same period in 2016, driven by an increase in SG&A expense of $7 million, partially offset by an improvement in net margin of $7 million. For the first six months of 2017, pre-tax income increased $1 million, or 0.7 percent, as compared to the same period in 2016.

Geographic Revenue

The following provides revenue performance by geography.

(Dollars in millions)			Yr.-to-Yr. Percent
For the three months ended June 30:	2017	2016	Change
Total revenue	$413	$463	(10.9)%
Geographies
Americas	$228	$249	(8.7)%
Europe/Middle East/Africa	111	125	(11.4)%
Asia Pacific	74	89	(16.4)%

(Dollars in millions)			Yr.-to-Yr. Percent
For the six months ended June 30:	2017	2016	Change
Total revenue	$857	$942	(9.0)%
Geographies
Americas	$474	$509	(6.9)%
Europe/Middle East/Africa	233	259	(10.1)%
Asia Pacific	150	174	(13.8)%

Total geographic revenue of $413 million decreased $50 million, or 10.9 percent, in the second quarter of 2017 as compared to the same period in 2016 with declines across all geographies due to lower operating lease revenue.

Americas revenue of $228 million decreased $22 million, or 8.7 percent, in the second quarter of 2017 as compared to the same period in 2016, primarily driven by a decline in operating lease revenue of $19 million.

EMEA revenue of $111 million decreased $14 million, or 11.4 percent, in the second quarter of 2017 as compared to the second quarter of 2016, primarily driven by a decline in operating lease revenue of $9 million.

Asia Pacific revenue of $74 million decreased $15 million, or 16.4 percent, in the second quarter of 2017 as compared to the same period in 2016, primarily driven by a decline in operating lease revenue of $10 million.

Total geographic revenue of $857 million decreased $85 million, or 9.0 percent, in the first six months of 2017 as compared to the same period in 2016, with declines across all geographies due to lower operating lease revenue.

Americas revenue of $474 million decreased $35 million, or 6.9 percent, in the first six months of 2017 as compared to the first six months of the prior year, primarily driven by a decline in operating lease revenue.

EMEA revenue of $233 million decreased $26 million, or 10.1 percent, in the first six months of 2017 as compared to the first six months of the prior year, primarily driven by a decline in operating lease revenue of $13 million.

Asia Pacific revenue of $150 million decreased $24 million, or 13.8 percent, in the first six months of 2017 as compared to the first six months of the prior year, primarily driven by a decline in operating lease revenue of $16 million.

Expense

Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the three months ended June 30:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$107	$100	7.1%
Provisions for credit losses	6	3	81.9
Other (income) and expense	7	(10)	NM
Total expense and other (income)	$120	$93	29.5%
Total expense-to-revenue ratio	29.2%	20.1%	9.1	pts.

NM - Not Meaningful

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the six months ended June 30:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$209	$196	6.5%
Provisions for credit losses	8	79	(89.4)
Other (income) and expense	25	(11)	NM
Total expense and other (income)	$242	$265	(8.4)%
Total expense-to-revenue ratio	28.3%	28.1%	0.2	pts.

NM - Not Meaningful

Total expense and other (income) of $120 million increased $27 million, or 29.5 percent, in the second-quarter 2017 as compared to the same period in 2016. For the six months ended June 30, 2017, total expense and other (income) of $242 million decreased $22 million, or 8.4 percent, as compared to the prior year period.

Total expense excluding provision for credit losses increased $25 million, or 27.7 percent, in the second quarter of 2017 as compared to 2016, and increased $49 million, or 26.3 percent, in the first six months of 2017 as compared to the same period in 2016. The increase in expense in the second quarter and first six months of 2017 versus 2016 was primarily driven by losses from currency net of derivative transactions and an increase in total selling, general and administrative (SG&A) expenses.

SG&A expense increased $7 million in the second quarter of 2017 as compared to the second quarter of 2016 driven primarily by higher employee compensation expenses. SG&A expense increased $13 million in the first six months of 2017 as compared to the first six months of 2016 driven primarily by higher contracted services fees.

Other (income) and expense was $7 million of expense in the second quarter of 2017 as compared to $10 million of income in the same period of 2016. The increase in expense in the second quarter of 2017 was mainly driven by foreign currency transaction losses of $33 million, partially offset by foreign exchange forward contract derivative gains of $20 million. Other (income) and expense was $25 million of expense in the first six months of 2017 as compared to $11 million of income in the first six months of 2016. The increase in expense in the first six months of 2017 was mainly driven by foreign exchange forward contract derivative losses of $241 million, partially offset by foreign currency transaction gains of $212 million. Foreign currency transaction losses and foreign exchange forward contract derivative gains in the first six months of 2016 were not material.

Provisions for credit losses were $6 million in the second quarter of 2017 as compared to $3 million in the prior year period. Provisions for credit losses decreased $71 million, or 89.4 percent, in the first six months of 2017 as compared to the first six months of 2016 due to higher general reserve requirements in Latin America in the prior year. For additional information on provisions for credit losses, see note 4, “Financing Receivables, Receivables Purchased/Participated From IBM.”

Taxes

The continuing operations effective tax rate for the second quarter and first six months of 2017 was 23.0 percent, a decline of 8.6 points compared to the same periods in 2016, primarily due to a more favorable geographic mix of earnings.

The company is subject to taxation in the U.S. and various state and foreign jurisdictions. With respect to the company’s U.S. federal and certain state and foreign operations that are included in applicable IBM consolidated tax returns, pursuant to the Tax Sharing Agreement, any subsequent changes to the company’s income tax liability as a result of valuation allowances and tax examinations are the responsibility of IBM.  Therefore, any recognition and subsequent changes in assessment about the sustainability of related tax positions, including interest and penalties, are the responsibility of IBM.  As such, there have been no uncertain tax liabilities recorded in the Consolidated Financial Statements as the company bears no risk associated with any subsequent change in the sustainability of uncertain tax positions.

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2012.  The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits.  Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax have been provided for.  As such, there are no uncertain tax positions recorded in the company’s Consolidated Financial Statements related to separate income tax return filers.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, there would be no material difference in the total taxes included in net income reported in each of the periods above.  For additional information, see Note 1, “Basis of Presentation” in the Notes to Consolidated Financial Statements.

Results of Discontinued Operations

The company divested its U.S. remanufacturing and remarketing business to IBM at December 31, 2016, and therefore, it is reflected as discontinued operations in the first half of the prior year. For additional information, see note 10, “Discontinued Operations.”

Net income from discontinued operations was $27 million in the second quarter of 2016 and $62 million for the first six months of 2016.

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of direct financing leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers.

Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade accounts receivable and IBM receivables that have been participated to IBM Credit. Financing receivables from IBM include loan financing to IBM’s Technology Services & Cloud Platforms’ segment. For additional information relating to financing activities with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total assets of $34,614 million at June 30, 2017 declined $666 million as compared to year-end 2016, primarily driven by:

•                  a decline in financing receivables of $3,045 million; primarily driven by a decline in Commercial Financing receivables of $1,546 million, a decline in direct financing leases of $798 million, and a decline in Client Financing loans and installment payment receivables of $700 million; partially offset by

•                  an increase in other assets of $1,775 million primarily driven by an increase in excess cash invested with IBM of $1,813 million; and

•                  an increase in purchased/participated receivables from IBM of $474 million.

For additional information relating to excess cash invested with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total liabilities of $31,306 million at June 30, 2017 decreased $271 million as compared to year-end 2016, primarily driven by:

•                  a decline in accounts payable to IBM of $937 million driven by settlement of fourth-quarter 2016 originations;

•                  a decrease in tax liabilities of $147 million; and

•                  a decline in other liabilities of $506 million, primarily driven by accounts payable to vendors which decreased $450 million; partially offset by

•                  an increase in total debt of $1,319 million, including an increase in debt payable to IBM of $782 million and debt to non-related parties of $537 million.

Originations of Financing Receivables and Operating Leases

Originations are management’s estimate of the gross additions for Client Financing and Commercial Financing assets. There are no industry standards or requirements governing the reporting of financing asset originations. Management believes that the estimated values of financing asset originations disclosed in the table below provide insight into the potential future cash flows and earnings of the company.

The Client Financing origination values presented below exclude the company’s loans to IBM’s Technology Services & Cloud Platforms segment, which are executed under a loan facility and are not considered originations.

Originations

	Three Months Ended		Yr.-to-Yr.	Six Months Ended		Yr.-to-Yr.
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Client Financing	$2,756	$2,770	(0.5)%	$5,167	$5,282	(2.2)%
Commercial Financing	14,616	12,517	16.8%	28,454	24,652	15.4%
Total originations	$17,372	$15,287	13.6%	$33,621	$29,934	12.3%

In the second quarter of 2017, the company originated $2,756 million of Client Financing receivables as compared to $2,770 million in the second quarter of 2016. The year-to-year decline of $14 million was driven by lower originations in EMEA partially offset by higher originations in the Americas and Asia Pacific. The decrease in Client Financing originations of $115 million in the first six months of 2017 as compared to the first six months of 2016 was driven by lower originations in EMEA and Asia Pacific partially offset by higher originations in the Americas.

In the second quarter of 2017, the company originated $14,616 million of Commercial Financing receivables as compared to $12,517 million in the second quarter of 2016. The year-to-year increase of $2,099 million was primarily driven by higher OEM IT originations. The increase in originations of $3,802 million in the first six months of 2017 as compared to the first six months of 2016 was primarily driven by higher OEM IT originations and an increase in purchased receivables from IBM.

Segment Assets

	At	At	Yr.-to-Yr.
(Dollars in millions)	June 30,	December 31,	Percent
Client Financing	2017	2016	Change
Financing receivables, net	$13,746	$15,244	(9.8)%
Equipment under operating leases - net	447	506	(11.7)
Financing receivables from IBM	3,693	3,513	5.1
Receivables participated from IBM, net	3,160	2,423	30.5
Total assets	$21,046	$21,687	(3.0)%

	At	At	Yr.-to-Yr.
(Dollars in millions)	June 30,	December 31,	Percent
Commercial Financing	2017	2016	Change
Financing receivables, net	$7,890	$9,436	(16.4)%
Receivables purchased from IBM, net	1,211	1,474	(17.8)
Total assets	$9,101	$10,911	(16.6)%

The decline in financing receivables within the Client Financing segment at June 30, 2017 as compared to December 31, 2016 was primarily driven by cash collections in excess of new originations. Loan financing with IBM’s Technology Services & Cloud Platforms segment increased $180 million in the first six months of 2017.

The decrease in Commercial Financing assets of $1,810 million at June 30, 2017 as compared to December 31, 2016 was driven by cash collections exceeding new originations, primarily due to a cyclical trend of higher originations during the second half of the year.

The company’s receivables portfolio at June 30, 2017 represented the following industry profile: Financial (34 percent), Government (15 percent), Manufacturing (14 percent), Services (11 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The company’s receivables portfolio at December 31, 2016 represented the following industry profile: Financial (34 percent), Government (14 percent), Manufacturing (13 percent), Services (12 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $28,350 million of debt at June 30, 2017, as compared to $27,030 million of debt at December 31, 2016.

For additional information relating to financing receivables with IBM, see note 9, “Relationship with IBM and Related Party Transactions.” For additional information on the company’s debt, see note 11, “Borrowings.”

Financing Receivables and Allowances

The following table presents net financing receivables excluding residual values and the allowance for credit losses, as well as loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

	At June 30,	At December 31,
(Dollars in millions)	2017	2016
Gross financing receivables	$25,863	$28,387
Specific allowance for credit losses	142	148
Unallocated allowance for credit losses	120	130
Total allowance for credit losses	262	277
Net financing receivables	$25,601	$28,109
Allowance for credit losses coverage	1.0%	1.0%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2017	Additions	Write-offs*	Other**	June 30, 2017
$277	$8	$(28)	4	$262

*Represents reserved receivables, net of recoveries, that were written off during the period.

**Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at June 30, 2017 was $262 million, or 1.0 percent of gross financing receivables. At December 31, 2016, the allowance for credit losses on financing receivables was $277 million, or 1.0 percent of gross financing receivables.

Specific reserves were $142 million at June 30, 2017, a decrease of $6 million as compared to December 31, 2016.

Unallocated reserves were $120 million at June 30, 2017, a decrease of $9 million as compared to December 31, 2016, primarily due to a decline in gross financing receivables.

Bad debt expense was $6 million for the three months ended June 30, 2017 as compared to $3 million for the same period in 2016. Bad debt expense was $8 million for the six months ended June 30, 2017, compared to $79 million for the same period in 2016. The year-to-year decrease of $71 million in bad debt expense was due to higher general reserve requirements in Latin America during 2016.

Residual Value

Residual value is a risk of the company’s business, and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception. The company has insight into product plans and cycles for IBM products and closely monitors OEM IT product announcements. Based upon this product information, the company continually monitors projections of future equipment values and compares them with the residual values reflected in the portfolio.

The company optimizes the recovery of residual values by extending lease arrangements with current clients. Assets returned from lease are sold to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology through an early lease termination. Upon early termination of the lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value.

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at June 30, 2017 and December 31, 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2017 and December 31, 2016, is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $53 million and $67 million in the second quarter of 2017 and 2016, respectively, and $100 million and $150 million for the first six months of 2017 and 2016, respectively. The decline in the second quarter and in the first six months of 2017 versus 2016 was a result of IBM product announcement cycles. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $43 million and $45 million in the second quarter of 2017 and 2016, respectively. The aggregate incremental asset value of these leases was $77 million and $85 million in the first six months of both 2017 and 2016, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million for the financing transactions originated during the second quarter of both 2017 and 2016, and were $8 million and $7 million for the financing transactions originated in the first six months of 2017 and 2016, respectively. The cost of guarantees was $0.5 million for the second quarter of both 2017 and 2016, and $0.8 million and $0.7 million for the first six months of 2017 and 2016, respectively.

Unguaranteed Residual Value

	At	At	Estimated Run Out of June 30, 2017 Balance
	January 1,	June 30,				2020 and
(Dollars in millions)	2017	2017	2017	2018	2019	Beyond
Direct financing leases	$532	$484	$59	$139	$163	$123
Operating leases	100	86	27	25	23	11
Total unguaranteed residual value	$632	$570	$86	$164	$186	$134
Related original amount financed	$11,510	$10,389
Percentage	5.5%	5.5%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of June 30, 2017 is primarily comprised of loans from IBM.

On July 20, 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the New Credit Agreements). The New Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the New Credit Agreements. Subject to certain conditions stated in the New Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the New Credit Agreements at any time during the term of the New Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the New Credit Agreements will be based on prevailing market interest rates, as further described in the New Credit Agreements. The New Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. This summary description of the New Credit Agreements is qualified in its entirety by reference to the full text of the New Credit Agreements, which were filed as Exhibits 10.1 and 10.2 to the company’s Form 8-K. As of August 3, 2017, there were no borrowings under the New Credit Agreements.

The company’s New Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The New Credit Agreements also include several financial covenants, including that (i) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (ii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the each fiscal quarter. The New Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million. As of August 3, 2017, there were no borrowings under these New Credit Agreements.

The company is in compliance with all of its significant debt covenants and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders.  See Support Agreement in note 9, “Relationship with IBM and Related Party Transactions”, for additional information.

The company intends to issue additional third-party debt later in 2017 while maintaining a target debt-to-equity ratio of 9 to 1. Prior to 2017, the company managed its debt-to-equity ratio at approximately 7 to 1. In January 2017, the company increased its debt payable to IBM and made distributions to IBM, which resulted in an increase in the debt-to-equity ratio to approximately 9 to 1. Going forward, the company is targeting a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations.

The major rating agencies’ ratings on the company’s debt securities appear in the table below. IBM Credit is a strong investment grade company with significant financial flexibility to execute its strategy.

The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating. The company’s contractual agreements governing derivative instruments contain standard market clauses which can trigger the termination of the agreement if the company’s credit rating were to fall below investment grade. At June 30, 2017, the fair value of those instruments that were in an asset position was $2 million, before any applicable netting, and this position is subject to fluctuations in fair value period to period based on the level of the company’s outstanding instruments and market conditions. The company has no other contractual arrangements that, in the event of a change in credit rating, would result in a material adverse effect on its financial position or liquidity.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A+	A1	A+
Short-term debt	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments”, within Exhibit 99.1 to the company’s Form 8-K filed with the SEC on July 25, 2017, and the sections entitled “Portfolio Risk Management,” and “Quantitative and Qualitative Market Risks,” within the Management Discussion and Analysis, in the company’s Form 10/A.

Cash Flow and Liquidity Trends

(Dollars in millions)
For the six months ended June 30:	2017	2016
Net cash provided by operating activities	$462	$437
Net cash (used in)/provided by investing activities	(455)	2,423
Net cash used in financing activities	(32)	(2,820)
Cash and cash equivalents	$1,781	$1,529

IBM Credit continued to reflect favorable liquidity conditions in the second quarter of 2017. The company generated $165 million and $462 million in cash from operations during the three and six months ended June 30, 2017, respectively, and net proceeds from total debt during these same periods provided an inflow of $285 million and $831 million, respectively. These amounts were used mainly to fund net originations of financing receivables and net operating lease equipment acquisitions of $485 million and $1,344 million during the three and six months ended June 30, 2017, respectively. Cash used in net transfers to IBM was $115 million and $942 million during the three and six months ended June 30, 2017, respectively.

The company invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment with IBM was $2,263 million at June 30, 2017 and $450 million at December 31, 2016. The higher cash position in 2017 provided additional liquidity to the newly formed subsidiaries. The excess cash on deposit with IBM is presented in other assets in the Consolidated Statement of Financial Position, and in other investing activities-net in the Consolidated Statement of Cash Flows. For additional information, see note 9, “Relationship with IBM and Related Party Transactions.”

Cash and cash equivalents were $1,781 million at June 30, 2017 and $1,772 million at December 31, 2016. The decrease in cash and cash equivalents of $98 million in the three months ended June 30, 2017 was primarily driven by an increase in the investment of excess cash with IBM of $1,042 million partially offset by net cash provided by operating activities of $165 million, net cash provided by financing receivables and operating lease equipment activities of $485 million and net proceeds from total debt of $285 million. The increase in cash and cash equivalents of $9 million in the first six months of 2017, as compared to year-end 2016, was primarily driven by net cash provided by operating activities of $462 million, net cash provided by financing receivables and operating lease equipment activities of $1,344 million and net proceeds from total debt of $831 million, partially offset by an increase in the investment of excess cash with IBM of $1,735 million and net transfers to IBM of $942 million. The decrease in cash and cash equivalents of $55 million in the three months ended June 30, 2016 was primarily driven by net outflows from total debt of $400 million and net transfers to IBM of $232 million partially offset by net cash provided by operating activities of $155 million and net cash provided by financing receivables and operating lease equipment activities of $419 million. The increase in cash and cash equivalents of $42 million in the first six months of 2016, as compared to year-end 2015, was primarily driven by net cash provided by operating activities of $437 million, net cash provided by financing receivables and operating lease equipment activities of $2,450 million partially offset by net outflows from total debt of $1,357 million and net transfers to IBM of $1,462 million.

Cash provided from operating activities amounted to $165 million and $462 million in the three and six months ended June 30, 2017, respectively, and $155 million and $437 million in the three and six months ended June 30, 2016, respectively. The primary source of cash from operations was net income of $112 million and $249 million in the three and six months ended June 30, 2017, respectively, and $162 million and $290 million for the same periods in 2016, respectively.

Net cash from investing activities was a use of cash of $529 million and $455 million in the three and six months ended June 30, 2017, respectively, driven by an increase in investment of excess cash in short-term interest-bearing accounts with IBM of $1,042 million and $1,735 million partially offset by net changes in financing receivables of $485 million and $1,344 million in the three and six months ended June 30, 2017, respectively. Net cash from investing activities was a source of cash of $428 million and $2,423 million in the three and six months ended June 30, 2016, respectively, driven by net changes in financing receivables of $419 million and $2,450 million in the three and six months ended June 30, 2016, respectively.

Net cash from financing activities was a source of cash of $250 million in the three months ended June 30, 2017, and a use of cash of $32 million during the six months ended June 30, 2017, mainly driven by net debt proceeds of $285 million and $831 million partially offset by net transfers to IBM of $115 million and $942 million in the three and six months ended June 30, 2017, respectively. Net cash from financing activities was a use of cash of $632 million and $2,820 million in the three and six months ended June 30, 2016, respectively, mainly driven by net debt outflows of $400 million and $1,357 million and net transfers to IBM of $232 million and $1,462 million in the three and six months ended June 30, 2016, respectively.

Debt

		At December
	At June 30,	31,
(Dollars in millions)	2017	2016
Short-term debt
Debt	$75	$44
Debt payable to IBM	16,982	16,481
Total	$17,056	$16,525

Long-term debt
Debt	$1,186	$681
Debt payable to IBM	10,107	9,824
Total	$11,293	$10,505
Total debt	$28,350	$27,030

Total debt was $28,350 million at June 30, 2017, an increase of $1,319 million from year-end 2016. Total debt payable to IBM was $27,089 million at June 30, 2017, an increase of $782 million from December 31, 2016.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $737 million at June 30, 2017 and $689 million at December 31, 2016.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $89 million and $171 million in the three and six months ended June 30, 2017, respectively, of which $68 million and $134 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $92 million and $183 million in the three and six months ended June 30, 2016, respectively, of which $82 million and $163 million was interest expense on debt payable to IBM in each of those periods, respectively.

The decrease in interest expense in the second quarter and first six months of 2017 versus the same periods in 2016 was primarily driven by lower average interest rates, partially offset by higher average debt levels.  Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 11, “Borrowings.”

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At	At
	June 30,	December 31,
	2017	2016
Debt-to-Equity Ratio *	8.6x	7.3x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

The company’s debt-to-equity ratio was 8.6 to 1 at June 30, 2017 which increased as compared to the debt-to-equity ratio of 7.3 to 1 at December 31, 2016. Total member’s interest of $3,308 million declined by $395 million, or 10.7 percent, while debt of $28,350 million increased $1,319 million, or 4.9 percent, in support of the company’s target debt-to-equity ratio of 9 to 1.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit. This is intended to drive operational benefits by consolidating the financing business under IBM Credit. The company has access to the short-term commercial paper market and the medium-term and long-term debt markets through IBM. The company intends to issue additional third-party debt during 2017 while targeting a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

The company’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. The company’s financing assets and new originations result from the financing of IBM and OEM IT products and services to the company’s and IBM’s clients. Substantially all financing assets are IT related assets which provide a stable base of business for future growth. The company’s financing offerings are competitive and available to clients as a result of factors including the company’s borrowing cost, financing incentive programs and access to the capital markets.

IBM Credit has policies in place designed to manage each of the key risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates.

The economy could impact the credit quality of the company’s receivables portfolio and therefore the level of provision for credit losses. IBM Credit will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio and will take risk mitigation actions when necessary.

The company has historically been able to manage residual value risk both through insight into IBM’s product cycles and monitoring of OEM IT product announcements.

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and net margin. Interest rates directly impact the company by increasing or decreasing financing revenue and associated borrowing costs. The company’s interest rate risk management policy, combined with its pricing strategy should mitigate margin erosion due to changes in interest rates.

The company’s geographically diverse client base, product and client knowledge, and match-funding strategy should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors” in the company’s Form 10/A filing with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

Item 4. Controls and Procedures

The company’s management evaluated, with the participation of the Chairman and President, and the Vice President of Finance, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chairman and President, and the Vice President of Finance have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Refer to note 12, “Contingencies,” on page 27 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

12	Statement re: computation of ratios.

10.1*

$2,500,000,000 364-Day Credit Agreement dated as of July 20, 2017 among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Leaders from Time to Time Parties to such Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein.

10.2*

$2,500,000,000 Three-Year Credit Agreement dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers. The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein.

31.1	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(1) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed with the company’s Form 8-K, dated July 25, 2017.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

Date: August 3, 2017

	By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance