Form 10-Q
period 2017-09-30
IBM CREDIT LLC
filed 2017-11-02
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-765-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Part I — Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Revenue
Financing revenue	$321	$340	$986	$1,026
Operating lease revenue	96	119	288	375
Total revenue	418	459	1,274	1,401
Financing cost (related party cost for the three and nine months: $66 and $201 in 2017, $77 and $240 in 2016)	95	94	267	277
Depreciation of equipment under operating lease	59	75	178	235
Net margin	264	290	829	888
Expense and other (income)
Selling, general and administrative	94	91	303	287
Provision for credit losses	2	2	11	82
Other (income) and expense	3	2	28	(9)
Total expense and other (income)	99	95	341	360
Income from continuing operations before income taxes	165	195	488	528
Provision for income taxes	38	62	112	167
Income from continuing operations	$127	$133	$376	$361
Income from discontinued operations, net of tax	—	8	—	70
Net income	$127	$141	$376	$431

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income	$127	$141	$376	$431
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	143	12	360	144
Retirement-related benefit plans	0	0	1	1
Other comprehensive income/(loss), net of tax:	143	13	361	145
Total comprehensive income/(loss)	$270	$154	$737	$576

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Assets:
Cash and cash equivalents	$1,892	$1,772
Financing receivables	22,030	24,681
(net of allowances of $180 in 2017 and $242 in 2016)
Equipment under operating leases - net	431	506
Financing receivables from IBM	3,661	3,513
Receivables purchased/participated from IBM	4,676	3,897
(net of allowances of $41 in 2017 and $35 in 2016)
Other assets	2,312	910
Total assets	$35,002	$35,279

Liabilities:
Accounts payable to IBM	$1,247	$2,127
Debt	4,158	724
Debt payable to IBM	24,349	26,306
Taxes	549	669
Other liabilities	1,477	1,750
Total liabilities	31,781	31,577
Member’s interest:
Prior investment from member	—	3,912
Member’s interest	3,068	—
Retained earnings	—	—
Accumulated other comprehensive income/(loss)	152	(209)
Total member’s interest	3,220	3,703
Total liabilities and member’s interest	$35,002	$35,279

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash flows from operating activities:
Net income	$376	$431
Adjustments to reconcile net income to cash provided by operating activities
Provision for credit losses	11	82
Depreciation	178	235
Deferred taxes	(35)	(49)
Net (gain)/loss on asset sales and other	187	(27)
Change in operating assets and liabilities
Other assets/other liabilities	(111)	(69)
Net cash provided by operating activities	607	604

Cash flows from investing activities:
Originations of financing receivables	(8,323)	(7,294)
Collection of financing receivables	9,097	10,281
Short-term financing receivables - net (1)	673	573
Purchase of equipment under operating leases	(202)	(314)
Proceeds from disposition of equipment under operating lease	79	79
Other investing activities - net	(1,350)	(5,792)
Net cash used in investing activities	(26)	(2,468)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	5,735	4,836
Principal payments on debt from IBM	(6,234)	(5,727)
Proceeds from issuance of debt	3,822	196
Principal payments on debt	(371)	(218)
Short-term borrowings from/(repayments to) IBM - net (1)	(2,206)	3,967
Short-term borrowings/(repayments) - net (1)	(32)	56
Net transfers (to)/from IBM	(942)	(1,008)
Contributions from IBM	88	—
Distributions to IBM	(365)	—
Net cash (used in)/provided by financing activities	(504)	2,102

Effect of exchange rate changes on cash and cash equivalents	43	2
Net change in cash and cash equivalents	120	240

Cash and cash equivalents at January 1	1,772	1,487
Cash and cash equivalents at September 30	$1,892	$1,727

(1) Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

(UNAUDITED)

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		239		376
Other comprehensive income/(loss), net of tax				361	361
Total comprehensive income/(loss)					$737
Net transfers (to)/from IBM	(942)				(942)
Prior investment from member, March 31, 2017	3,106
Transfer upon consolidation	(3,106)	3,106
Contributions from IBM		88			88
Distributions to IBM		(126)	(239)		(365)
Member’s Interest, September 30, 2017	$—	$3,068	$—	$152	$3,220

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2016	$3,957	$—	$—	$(224)	$3,733
Net income plus other comprehensive income/(loss):
Net income	431				431
Other comprehensive income/(loss), net of tax				145	145
Total comprehensive income/(loss)					$576
Net transfers (to)/from IBM (1)	(94)				(94)
Member’s Interest, September 30, 2016	$4,294	$—	$—	$(80)	$4,214

(1) Includes $1.0 billion non-cash equity contribution from IBM (see note 9, “Relationship with IBM and Related Party Transactions”.)

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

During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which are subsequently reported on a consolidated basis. The company filed a Form 8-K on July 25, 2017 (Form 8-K) to present the change in its financial statements and notes filed in the Form 10/A from a combined basis to a consolidated basis of presentation. There was no change to the amounts presented in the Consolidated Financial Statements and notes other than those required for the consolidated presentation format.

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

Distributions by the company to IBM are considered first to be a return of profit as reflected in the balance of retained earnings in the Statement of Financial Position. Any amount distributed to IBM in excess of the company’s available balance in retained earnings is considered a return of a portion of the balance of member’s interest as reflected in the Statement of Financial Position.

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

Notes to Consolidated Financial Statements — (continued)

2. Accounting Changes:

New Standards to be Implemented

In August 2017, the Financial Accounting Standards Board (FASB) issued guidance to simplify the application of current hedge accounting in certain areas and to better portray the economic results of an entity’s risk management activities in its financial statements, and make targeted improvements to the presentation and disclosure requirements for hedge accounting. The guidance is effective January 1, 2019, with early adoption permitted. The company plans to adopt the guidance as of January 1, 2018. The guidance is not expected to have a material impact in the consolidated financial results.

In June 2016, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020, with a one-year early adoption permitted. The company is currently evaluating the impact of the new guidance.

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

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance is not expected to have a material impact on the company’s consolidated financial results. The company has also concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and does not expect any material change to disclosures as a result of the adoption of the guidance.

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

Notes to Consolidated Financial Statements — (continued)

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

Certain financial assets are measured at fair value on a nonrecurring basis. These assets include equity method investments that are recognized at fair value at the measurement date to the extent that they are deemed to be other-than-temporarily impaired. Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include available-for-sale equity investments that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a financial investment, fair value is measured using a model described above. The company had no equity method investments or available-for-sale equity investments as of September 30, 2017 and December 31, 2016.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,005	$—	$1,005
Money market funds	174	—	—	174
Total	174	1,005	—	1,179
Derivative assets (2)
Foreign exchange contracts with IBM	—	21	—	21
Total	—	21	—	21	(4)
Total assets	$174	$1,026	$—	$1,200	(4)
Liabilities:
Derivative liabilities (3)
Interest rate contracts with IBM	$—	$14	$—	$14
Foreign exchange contracts	—	2	—	2
Total liabilities	$—	$15	$—	$15	(4)

(1) Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2) The gross balance of derivative assets contained within other assets in the Consolidated Statement of Financial Position at September 30, 2017 is $21 million.

(3)  The gross balance of derivative liabilities contained within other liabilities in the Consolidated Statement of Financial Position at September 30, 2017 is $15 million.

(4) If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $14 million.

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

There were no transfers between Levels 1, 2 and 3 for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Notes to Consolidated Financial Statements — (continued)

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2017 and December 31, 2016, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party as well as debt payable to IBM) was $13,631 million and $10,505 million and the estimated fair value is $13,605 million and $10,760 million at September 30, 2017 and December 31, 2016, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the global capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures, and through the use of match funding with IBM and third parties. The terms of the debt payable are targeted to substantially match the term and currency of the underlying financing assets. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At September 30, 2017, the fair value of derivative contracts with IBM that were in an asset position totaled $21 million and the fair value of derivative contracts with IBM that were in a liability position totaled $14 million. These gross exposures were reduced by $14 million due to master netting arrangements with IBM.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the global capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2017, the total notional amount and fair value amount of the company’s interest rate swap contracts with IBM was $1,800 million and $14 million (in a liability position), respectively, and the weighted average maturity of these instruments at September 30, 2017 was approximately 3.2 years. The losses associated with these derivatives with IBM were $14 million and the gains associated with the underlying hedged debt were $14 million, for the three and nine months ended September

Notes to Consolidated Financial Statements — (continued)

30, 2017, and are included in financing cost in the Consolidated Statement of Earnings. There was no interest rate swap activity during the three and nine months ended September 30, 2016.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At September 30, 2017, the total notional amount and fair value amount of derivative contracts with IBM designated as net investment hedges was $1,912 million and $21 million (in an asset position), respectively, and the weighted average maturity of these instruments was 0.2 years. The gains associated with the effective portion of these derivatives with IBM were $20 million (before taxes) for the three and nine months ended September 30, 2017, and are included in other comprehensive income in the Consolidated Statement of Comprehensive Income. The gains/losses associated with the amounts excluded from the assessment of these derivatives with IBM for the three and nine months ended September 30, 2017 were not material, and are included in financing cost in the Consolidated Statement of Earnings. There was no accounting hedge of net investment activity for the three and nine months ended September 30, 2016.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties.

At September 30, 2017, the total notional amount and fair value amount of the foreign exchange derivative contracts was $118 million and $2 million (in a liability position), respectively. The weighted-average maturity of these derivatives was 0.6 years. These derivatives were not designated as hedges for accounting purposes; however, these derivatives represent economic hedges which provided an economic offset to the underlying foreign currency exposure. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows. The losses associated with these derivatives were $4 million for the three months ended September 30, 2017. The losses associated with these derivatives were $22 million for the nine months ended September 30, 2017.

At December 31, 2016, the total notional amount and fair value amount of the foreign exchange forward contracts was $753 million and $47 million (in a liability position), respectively. The weighted-average maturity of these derivatives was less than 2 months. There was no derivative instrument activity during the three and nine months ended September 30, 2016.

The foreign exchange forward contracts with IBM that were executed in late 2016 expired in early 2017 and were not replaced. There were no foreign exchange derivative contracts with IBM outstanding at September 30, 2017. There was no foreign exchange derivative instrument activity during the three months ended September 30, 2017. The net losses associated with these derivatives with IBM were $222 million for the nine months ended September 30, 2017, and are included in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities—net, in the Consolidated Statement of Cash Flows.

At December 31, 2016, the total notional amount of the foreign exchange forward contracts with IBM was $10.6 billion. At December 31, 2016, the fair value of certain foreign exchange forward contracts with IBM were in an aggregate gross asset position of $115 million and certain foreign exchange forward contracts with IBM were in an aggregate gross liability position of $50 million. These exposures were reduced by $17 million due to master netting arrangements with IBM. The weighted average maturity of these derivatives was less than 1 month. There was no derivative instrument activity with IBM during the three and nine months ended September 30, 2016.

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

Notes to Consolidated Financial Statements — (continued)

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

Investment in direct financing leases

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Gross lease payments receivable	$5,157	$5,985
Estimated residual value	555	602
Deferred initial direct costs	52	56
Unearned income	(366)	(453)
Allowance for credit losses	(83)	(95)
Net investment in direct financing leases	$5,314	$6,094

Client Financing loans and installment payment receivables

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Gross loan payments receivable	$8,997	$9,697
Deferred initial direct costs	68	67
Unearned income	(456)	(489)
Allowance for credit losses	(83)	(125)
Net Client Financing loans and installment payment receivables	$8,527	$9,150

Commercial Financing receivables

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Commercial financing receivables	$8,202	$9,458
Allowance for credit losses	(14)	(21)
Net Commercial Financing receivables	$8,189	$9,436

Purchased and participated receivables from IBM

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Short-term purchased receivables from IBM	$1,361	$1,496
Allowance for credit losses on purchased receivables	(25)	(22)
Long-term participated receivables from IBM	3,356	2,436
Allowance for credit losses on participated receivables	(17)	(13)
Net purchased and participated receivables from IBM	$4,676	$3,897

Notes to Consolidated Financial Statements — (continued)

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $640 million and $689 million at September 30, 2017 and December 31, 2016, respectively.

The company did not have any financing receivables held for sale as of September 30, 2017 and December 31, 2016.

Financing Receivables by Portfolio Segment

The following tables present Client Financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding Commercial Financing receivables and other miscellaneous financing receivables at September 30, 2017 and December 31, 2016. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At September 30, 2017:	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,283	$674	$885	$4,842
Loan receivables	5,698	1,992	920	8,610
Participated receivables from IBM	626	1,400	1,331	3,356
Ending balance	$9,607	$4,066	$3,135	$16,808
Collectively evaluated for impairment	$9,535	$4,054	$3,104	$16,693
Individually evaluated for impairment	$73	$11	$31	$115

Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$38	$2	$55	$95
Loan receivables	113	11	0	125
Participated receivables from IBM	8	3	2	13
Total	$160	$16	$58	$233
Write-offs	$(40)	$(1)	$(19)	$(60)
Recoveries	0	0	0	0
Provision	12	7	(6)	12
Foreign currency translation adjustment	2	3	4	9
Other	(3)	(6)	(3)	(12)
Ending balance at September 30, 2017	$131	$18	$33	$182
Lease receivables	$50	$4	$29	$83
Loan receivables	$68	$13	$2	$83
Participated receivables from IBM	$12	$2	$3	$17

Collectively evaluated for impairment	$66	$12	$5	$82
Individually evaluated for impairment	$65	$7	$29	$100

Write-offs of lease and loan receivables were $20 million and $40 million, respectively, during the first nine months of 2017. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $2 million, $7 million and $4 million, respectively, during the first nine months of 2017.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2016:	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,693	$798	$1,098	$5,588
Loan receivables	5,678	2,284	1,313	9,275
Participated receivables from IBM	479	1,061	896	2,436
Ending balance	$9,850	$4,142	$3,307	$17,299
Collectively evaluated for impairment	$9,755	$4,132	$3,251	$17,139
Individually evaluated for impairment	$95	$10	$55	$160

Allowance for credit losses
Beginning balance at January 1, 2016
Lease receivables	$52	$16	$143	$211
Loan receivables	122	51	200	373
Participated receivables from IBM (1)	—	—	—	—
Total	$174	$68	$343	$584
Write-offs	$(13)	$(19)	$(79)	$(111)
Recoveries	2	0	—	2
Provision	69	4	(16)	57
Foreign currency translation adjustment	14	0	(17)	(3)
Other	(86)	(37)	(174)	(297)
Ending balance at December 31, 2016	$160	$16	$58	$233
Lease receivables	$38	$2	$55	$95
Loan receivables	$113	$11	$0	$125
Participated receivables from IBM	$8	$3	$2	$13

Collectively evaluated for impairment	$71	$13	$7	$91
Individually evaluated for impairment	$88	$3	$50	$142

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

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at September 30, 2017 and December 31, 2016, respectively. Financing receivables from IBM are short term receivables that the company considers collectable and without third party risk, as such, these receivables are not included in the non-accrual status reported.

Notes to Consolidated Financial Statements — (continued)

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Lease receivables
Americas	$14	$15
EMEA	0	2
Asia Pacific	2	11
Total lease receivables	$17	$28

Loan receivables
Americas	$49	$87
EMEA	51	5
Asia Pacific	2	1
Total loan receivables	$102	$93
Total receivables on non-accrual	$119	$121

There were no participated receivables from IBM on non-accrual at September 30, 2017 and December 31, 2016.

Impaired Receivables

The company considers any receivable with an individually evaluated reserve as an impaired receivable. Depending on the level of impairment, receivables will also be placed on non-accrual status.

The following tables present impaired receivables.

	At September 30, 2017		At December 31, 2016
(Dollars in millions)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Americas	$73	$65	$95	$88
EMEA	11	7	10	3
Asia Pacific	31	29	55	50
Total	$115	$100	$160	$142

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2017:	Investment	Recognized	Cash Basis
Americas	$89	$0	$0
EMEA	11	0	—
Asia Pacific	33	0	—
Total	$133	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the three months ended September 30, 2016:	Investment	Recognized	Cash Basis
Americas	$163	$0	$—
EMEA	56	0	—
Asia Pacific	283	0	—
Total	$501	$0	$—

Notes to Consolidated Financial Statements — (continued)

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2017:	Investment	Recognized	Cash Basis
Americas	$96	$0	$0
EMEA	10	0	—
Asia Pacific	44	0	—
Total	$150	$0	$0

			Interest
	Average	Interest	Income
(Dollars in millions)	Recorded	Income	Recognized on
For the nine months ended September 30, 2016:	Investment	Recognized	Cash Basis
Americas	$144	$0	$—
EMEA	60	0	—
Asia Pacific	297	0	—
Total	$501	$0	$—

During the fourth quarter of 2016, in connection with IGF’s separation of certain assets and liabilities related to IBM Credit’s Client Financing business from IBM’s other businesses in the majority of countries where IGF operates, certain impaired receivables and related allowances were retained by IBM due to IBM’s ongoing collection efforts.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at September 30, 2017 and December 31, 2016. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. At September 30, 2017, 56 percent of the portfolio was investment grade as compared to 54 percent at December 31, 2016. All other credit quality indicators are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At September 30, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$337	$28	$39	$587	$83	$42	$64	$58	$60
A1 — A3	669	57	384	1,165	167	412	127	118	595
Baa1 — Baa3	760	214	228	1,323	632	244	144	447	353
Ba1 — Ba2	710	220	114	1,237	648	122	135	458	177
Ba3 — B1	394	101	45	687	299	48	75	211	70
B2 — B3	313	44	41	544	130	44	59	92	63
Caa — D	50	7	6	88	20	7	10	14	9
Total	$3,233	$671	$856	$5,630	$1,979	$918	$614	$1,398	$1,328

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2016:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$432	$35	$44	$658	$99	$55	$56	$46	$38
A1 — A3	757	77	403	1,152	220	507	97	102	345
Baa1 — Baa3	747	250	273	1,137	713	344	96	332	234
Ba1 — Ba2	796	239	153	1,211	682	193	102	317	131
Ba3 — B1	555	141	88	845	404	111	71	188	76
B2 — B3	287	48	69	437	139	87	37	64	60
Caa — D	81	6	12	123	17	15	10	8	10
Total	$3,655	$796	$1,042	$5,565	$2,273	$1,313	$471	$1,058	$894

Past Due Financing Receivables

The company considers financing receivables past due when any installment is over 90 days past due. The following table summarizes receivables by aging category, where fully reserved receivables are excluded. The past due aging categories represent only the portion of a financing receivable which is past due. Current financing receivables represent the total financing receivables less past due greater than 90 days, excluding fully reserved receivables.  Past due financing receivables greater than 90 days and accruing represents the total billed and unbilled value at a contract level for receivables with outstanding installments greater than 90 days past due. Participated receivables from IBM are collected monthly from IBM. Amounts collected from IBM for participated receivables which are past due over 90 days are returned to IBM until paid by the client.

Notes to Consolidated Financial Statements — (continued)

						Recorded
	Total	Total	Total	Current	Total	Investment
(Dollars in millions)	Past Due	Past Due	Past Due	Financing	Financing	> 90 days and
At September 30, 2017	31-60 days (1)	61-90 days (1)	> 90 days (1)	Receivables	Receivables	accruing (2)
Lease receivables
Americas	$21	$10	$25	$3,245	$3,283	$249
EMEA	3	2	7	665	674	15
Asia Pacific	0	0	3	852	885	9
Total lease receivables	$24	$12	$35	$4,762	$4,842	$273
Loan receivables
Americas	$39	$14	$39	$5,608	$5,698	$394
EMEA	10	6	21	1,966	1,992	44
Asia Pacific	0	1	3	918	920	2
Total loan receivables	$49	$21	$63	$8,493	$8,610	$440
Participated receivables with IBM
Americas	$ N/A	$ N/A	$5	$621	$626	$—
EMEA	N/A	N/A	0	1,400	1,400	—
Asia Pacific	N/A	N/A	0	1,330	1,331	—
Total participated receivables with IBM	$ N/A	$ N/A	$6	$3,351	$3,356	$—
Total receivables	$73	$33	$104	$16,605	$16,808	$713

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

Notes to Consolidated Financial Statements — (continued)

The increase year to date in the amount of recorded investment of financing receivables greater than 90 days past due and accruing was due to the late collection of certain accounts.

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2017 or for the year ended December 31, 2016.

5. Equipment Under Operating Lease:

Equipment under operating lease consists primarily of lease contracts for IT equipment. Equipment under operating lease, net of accumulated depreciation as of September 30, 2017 and December 31, 2016, was as follows:

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Equipment under operating lease, at cost	$775	$1,005
Less: Accumulated depreciation	(344)	(499)
Equipment under operating lease - net	$431	$506

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

The segment’s expense includes an allocation of interest expense and selling, general and administrative (SG&A) expense by the company to each of its operating segments. Interest expense is allocated based on the average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

IBM Credit and its consolidated subsidiaries are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business.

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments

For the three months ended September 30, 2017:
Total revenue	$309	$109	$418
Pre-tax income from continuing operations	123	42	165
Depreciation of equipment under operating lease	59	—	59
Financing cost (interest expense)	66	29	95
Provision for credit losses	2	0	2

For the three months ended September 30, 2016:
Total revenue	$360	$99	$459
Pre-tax income from continuing operations	151	43	195
Depreciation of equipment under operating lease	75	—	75
Financing cost (interest expense)	70	24	94
Provision for credit losses	(1)	3	2

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments

For the nine months ended September 30, 2017:
Total revenue	$945	$330	$1,274
Pre-tax income from continuing operations	363	125	488
Depreciation of equipment under operating lease	178	—	178
Financing cost (interest expense)	184	83	267
Provision for credit losses	13	(2)	11

For the nine months ended September 30, 2016:
Total revenue	$1,111	$290	$1,401
Pre-tax income from continuing operations	402	126	528
Depreciation of equipment under operating lease	235	—	235
Financing cost (interest expense)	203	74	277
Provision for credit losses	75	7	82

7. Equity Activity:

IBM Credit had no available-for-sale securities or unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$151	$(8)	$143
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$151	$(8)	$143

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$12	$—	$12
Retirement-related benefit plans (1):
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$13	$0	$13

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$368	$(8)	$360
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$2	$0	$1
Other comprehensive income/(loss)	$370	$(8)	$361

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$144	$—	$144
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$145	$0	$145

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 8, “Retirement-Related Benefits,” for additional information.)

8. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The amounts of (income) or expense attributed to the company by IBM for the three and nine months ended September 30, 2017 and 2016 were not material.

Charges from IBM to the company in relation to these plans (including non pension post retirement benefits) are limited to service costs. Contributions and any other types of costs are the responsibility of IBM.

Multiple-Employer Plans:

For multiple-employer plans (mainly in Germany, Japan and Spain), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position.

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three and nine months ended September 30, 2017 and 2016 were not material.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and nine months ended September 30, 2017 and 2016 were not material.

9. Relationship with IBM and Related Party Transactions:

IBM Credit is a captive finance company and an indirect, wholly owned subsidiary of IBM. IBM Credit generally conducts its financing activities with IBM on an arm’s-length basis, subject in certain cases, particularly with respect to originations, to commercial factors, including IBM’s relationship with a client. The following is a description of certain material relationships between IBM Credit and IBM, regarding support, operating, borrowing, licensing, service and other arrangements.

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s

Notes to Consolidated Financial Statements — (continued)

fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 32 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

In the second half of 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $43 million and $119 million in the three and nine months ended September 30, 2017, respectively, an increase of $40 million and $116 million, respectively, as compared to the same periods in 2016. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended September 30, 2017, finance income earned from these receivables was $8 million, an increase of $1 million as compared to the same period in 2016. For the nine months ended September 30, 2017, finance income earned from these receivables was $27 million, a decrease of $3 million as compared to the same period in 2016. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended September 30, 2017, the interest income earned from these receivables was $38 million, an increase of $1 million as compared to the same period in 2016.  For the nine months ended September 30, 2017, the interest income earned was $101 million, an increase of $4 million as compared to the same period in 2016. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,661 million at September 30, 2017 and $3,513 million at December 31, 2016.

The company invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment with IBM was $1,869 million at September 30, 2017 and $450 million at December 31, 2016. The higher cash position in 2017 provided additional liquidity to certain IBM Credit subsidiaries. The investment of excess cash on deposit with IBM is presented in other assets in the Consolidated Statement of Financial Position, and in other investing activities-net in the Consolidated Statement of Cash Flows. Interest income earned from these investments was $9 million and $28 million in the three and nine months ended September 30, 2017, respectively. Interest income earned from these investments in the three and nine months ended September 30, 2016 was $4 million. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended September 30, 2017 was $34 million, a decrease of $1 million as compared to the same period in 2016. Fee income earned for the nine months ended September 30, 2017 was $106 million, a decrease of $7 million as compared to the same period in 2016. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Notes to Consolidated Financial Statements — (continued)

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $66 million and $201 million for the three and nine months ended September 30, 2017, respectively, as compared to $77 million and $240 million for the three and nine months ended September 30, 2016, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 11, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $54 million and $51 million in the third quarter of 2017 and 2016, respectively, and $173 million for both the nine months ended September 30, 2017 and 2016.

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

The outstanding amount of accounts payable to IBM of $1,247 million at September 30, 2017, and $2,127 million at December 31, 2016, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business. In the first quarter of 2016, approximately $1,000 million of the balance payable to IBM as of December 31, 2015 was settled through a non-cash, equity contribution to the company from IBM.

Starting in 2016, with the formation of the new financing subsidiaries, the company agreed to sell equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology through an early lease termination. Upon early termination of the lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company’s net gross profit from sales of returned equipment to IBM was $12 million and $9 million for the three months ended September 30, 2017 and 2016, respectively. The net gross profit from sales of returned equipment to IBM was $40 million and $27 million for the nine months ended September 30, 2017 and 2016, respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

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

10. Discontinued Operations:

During the first quarter of 2017, IBM Credit received a cash payment from IBM of $121 million as settlement of the divestiture of the company’s remanufacturing and remarketing business in the U.S. to IBM as of December 31, 2016. This settlement amount is presented in other investing activities — net, in the Consolidated Statement of Cash Flows. There was no gain or loss recognized from the divestiture of the business to IBM.

Notes to Consolidated Financial Statements — (continued)

The company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 includes $56 million in net cash provided by operating activities generated by the divested business.

Profit / (Loss) from Discontinued Operations

(Dollars in millions)
For the three months ended September 30:	2016
Revenue	$83
Cost of sales	55
Selling, general, and administrative expense	15
Income from discontinued operations before income taxes	$13
Provision for income taxes	5
Net income from discontinued operations - net of tax	$8

(Dollars in millions)
For the nine months ended September 30:	2016
Revenue	$382
Cost of sales	214
Selling, general, and administrative expense	52
Income from discontinued operations before income taxes	$115
Provision for income taxes	45
Net income from discontinued operations - net of tax	$70

11. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables.

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Short-term loans	$49	$36
Secured borrowings	20	8
Debt	$69	$44
Debt payable to IBM	14,808	16,481
Total	$14,877	$16,525

The weighted-average interest rate for short-term loans was 8.9 percent and 14.1 percent at September 30, 2017 and December 31, 2016, respectively, and relates primarily to borrowings in Latin America.

The weighted-average interest rate for secured borrowings was 4.2 percent and 3.9 percent at September 30, 2017 and December 31, 2016, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $20 million at September 30, 2017 and $8 million at December 31, 2016.

The weighted-average interest rate for debt payable to IBM was 1.0 percent and 0.8 percent at September 30, 2017 and December 31, 2016, respectively.

In August 2017, IBM Credit established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion.  The proceeds of the commercial paper can be used for general corporate purposes, including, among other items, the

Notes to Consolidated Financial Statements — (continued)

repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued can vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer. At September 30, 2017, there was no commercial paper balance outstanding.

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2017	12/31/2016
Long-term notes (average interest rate at September 30, 2017)
1.6%	2019	$1,400	$—
1.7%	2021	1,100	—
2.2%	2022	500	—
		$3,000	$—

Long-term loans (6.8% average interest rate at September 30, 2017)	2017-2020	496	—
Secured borrowings (5.0% average interest rate at September 30, 2017)	2017-2023	620	681
Long-term debt		$4,116	$681
Less: net unamortized discount		2	—
Less: net unamortized debt issuance costs		10	—
Less: fair value adjustment*		14	—
Debt		$4,090	$681
Debt payable to IBM (1.2% average interest rate at September 30, 2017)		9,541	9,824
Total		$13,631	$10,505

*   The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $620 million at September 30, 2017 and $681 million at December 31, 2016, and relate primarily to borrowings in the U.S. and Latin America.

During the third quarter of 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. The company issued fixed rate debt securities in the aggregate amount of $1,800 million with rates ranging from 1.625 percent to 2.200 percent and floating rate debt securities in the aggregate amount of $1,200 million with rates of Libor plus 15 or 26 basis points. The maturity dates of the debt securities issued range from 2019 to 2022. The net proceeds to the company from the issuance, after adjusting for and deducting related discounts, commissions and expenses of approximately $7 million, are being utilized for general corporate purposes. The interest rates, maturities and amounts of the debt securities issued by the company are provided in the long-term debt table presented above.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Contractual maturities of long-term debt and long-term debt payable to IBM outstanding at September 30, 2017, are as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)	2017 (Q4)	2018	2019	2020	2021	2022 and beyond	Total
Long-term debt	$86	$535	$1,797	$69	$1,120	$508	$4,116
Debt payable to IBM	1,086	4,080	1,906	1,842	479	148	9,541
Total	$1,173	$4,616	$3,703	$1,911	$1,599	$655	$13,657

Interest on Debt

The company recognized interest expense of $95 million and $267 million for the three and nine months ended September 30, 2017, respectively, of which $66 million and $201 million was interest expense on debt payable to IBM, respectively.  The company recognized interest expense of $94 million and $277 million for the three and nine months ended September 30, 2016, respectively, of which $77 million and $240 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 20, 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements.  Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers.  Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of September 30, 2017, there were no borrowings under the Credit Agreements.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (ii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the each fiscal quarter.  The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million.

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

Notes to Consolidated Financial Statements — (continued)

other matters and qualitative factors, including the experience of other companies in the industry, and investor, client and employee relations considerations.

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of September 30, 2017, there were no matters for which the likelihood of material loss is at least reasonably possible.

13. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $7,704 million and $6,174 million at September 30, 2017 and December 31, 2016, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $553 million and $404 million at September 30, 2017 and December 31, 2016, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Financial Results Summary - Three Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2017	2016	Change
Total revenue	$418	$459	(9.1)%
Net margin	$264	$290	(9.1)%
Net margin percentage	63.2%	63.2%	0	pts.
Total expense and other (income)	$99	$95	3.8%
Income from continuing operations before income taxes	$165	$195	(15.4)%
Provision for income taxes	$38	$62	(38.4)%
Income from continuing operations	$127	$133	(4.7)%
Income from continuing operations margin	30.4%	29.0%	1.4	pts.
Income from discontinued operations - net of tax	$—	$8	NM	%
Net income	$127	$141	(10.0)%

NM - Not Meaningful

Organization of Information:

During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which are subsequently reported on a consolidated basis. The company’s Form 10 Registration Statement filed on May 5, 2017 (Form 10) and Amendment No. 1 to the Form 10 filed on June 22, 2017 (Amendment No. 1, and together with the Form 10, the Form 10/A), contained historical information for the years 2016, 2015 and 2014 as well as the first quarter of 2017, presented on a combined basis.  The company filed a Form 8-K on July 25, 2017 (Form 8-K) to present the change to its financial statements and notes filed in the Form 10/A from a combined basis to a consolidated basis of presentation. There was no change to the amounts presented in the Consolidated Financial Statements and notes other than those required for the consolidated presentation format.

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

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2017, the company delivered revenue of $418 million and net income from continuing operations of $127 million. In the third quarter of 2016, the company had revenue of $459 million, income from continuing operations, net of tax, of $133 million and income from discontinued operations, net of tax, of $8 million, resulting in net income of $141 million. In the third quarter of 2017 and 2016, return on equity from continuing operations was 15.6 percent and 14.1 percent, respectively.

Total revenue decreased $42 million, or 9.1 percent, in the third quarter of 2017 as compared to 2016, primarily driven by a decrease in operating lease revenue of $23 million, which declined 19.1 percent, and a decrease in financing revenue of $19 million, or 5.6 percent. The decrease in operating lease revenue was mainly due to lower lease volumes across all geographies. The decrease in financing revenue was due to declining Client Financing average asset balances and yields. For any category of assets, average assets are calculated as the sum of the balance of the assets at the beginning of the period plus the balance of the assets at the end of the period divided by two.  Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period.

From a segment perspective, Client Financing revenue of $309 million in the third quarter of 2017 declined 14.4 percent as compared to the prior year. The decline in revenue in 2017 was driven by a decrease in financing average assets and yields, as well as a decrease in operating leases. Commercial Financing revenue of $109 million in the third quarter of 2017 increased 10.2 percent as compared to the third quarter of 2016. The increase in revenue in 2017 was driven by an increase in average asset balances.

From a geographic perspective, revenue in the third quarter of 2017 declined across each of the three geographies, as compared to the same period in 2016. Americas revenue of $227 million declined 10.3 percent, EMEA revenue of $116 million declined 0.4 percent and Asia Pacific revenue of $74 million declined 17.0 percent.

Net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, in the third quarter of 2017 was $264 million, a decrease of $26 million, or 9.1 percent, as compared to the same period in 2016. The decline in the third quarter of 2017 was driven by the decrease in revenue noted above, partially offset by a decrease in depreciation expense of $17 million, or 22.3 percent, as compared to the same period in the prior year. Financing cost increased $1 million, or 1.5 percent, in the third quarter of 2017 as compared to the third quarter of 2016, primarily due to an increase in the average debt balance, partially offset by a decrease in interest rates as compared to the same period in 2016. Net margin percentage of 63.2 percent in the third quarter of 2017 was flat as compared to the net margin percentage in the same period in 2016.

Total expense and other (income) of $99 million in the third quarter of 2017 increased $4 million, or 3.8 percent, compared to the same period in 2016. The year-to-year increase was primarily driven by increased selling, general and administrative expenses when compared to the same period in 2016.

Pre-tax income from continuing operations of $165 million in the third quarter of 2017 decreased 15.4 percent as compared to the third quarter of 2016. The decrease in 2017 was primarily driven by financing margin declines. Pre-tax income from continuing operations margin percentage in the third quarter of 2017 of 39.5 percent decreased on a year-to-year basis by 2.9 points.

Income from continuing operations after tax decreased $6 million, or 4.7 percent, in the third quarter of 2017 as compared to the same period in 2016. In the third quarter of 2017, income from continuing operations margin of 30.4 percent increased 1.4 points on a year-to-year basis. The continuing operations effective tax rate was 23.0 percent in the third quarter of 2017 as compared to 31.6 percent in the same period of 2016, driven by a more favorable geographic mix of earnings.

Net income decreased $14 million in the third quarter of 2017 as compared to the same period in 2016. The decrease was primarily driven by declines in financing margin and the decline in net income from discontinued operations of $8 million due to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM in 2016. For additional information, see note 10, “Discontinued Operations.” The decreases in financing margin and net income from discontinued operations were partially offset by the benefit from a decline in the effective tax rate in the current year. In the third quarter of 2017, return on equity from continuing operations increased 1.5 points primarily driven by a lower average equity balance year to year, partially offset by the decline in net income.

The company generated $145 million in cash flow from operating activities in the third quarter of 2017, a decrease of $22 million when compared to the third quarter of 2016, primarily driven by lower net income performance. Net cash provided by investing activities was $430 million for the three months ended September 30, 2017 compared to net cash used of $4,891 million for the three months ended September 30, 2016, with the decline primarily driven by lower levels of cash invested with IBM in the current year. Net cash used in financing activities was $473 million for the three months ended September 30, 2017 compared to net cash provided of $4,921 million for the three months ended September 30, 2016, with the decline primarily driven by proceeds from internal debt in the prior year.  In the third quarter of 2016, $5.7 billion was invested with IBM and was subsequently borrowed by the company in the form of short-term debt in multiple currencies. These amounts were settled early in the fourth quarter of 2016 and are presented as separate cash flows with the cash invested with IBM reflected within other investing activities-net within investing activities and the subsequent borrowing from IBM reflected within short-term borrowings from/(repayments to) IBM-net within financing activities in the Consolidated Statement of Cash Flows as of September 30, 2016.

Financial Results Summary - Nine Months Ended September 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2017	2016	Change
Total revenue	$1,274	$1,401	(9.0)%
Net margin	$829	$888	(6.7)%
Net margin percentage	65.1%	63.4%	1.7	pts.
Total expense and other (income)	$341	$360	(5.2)%
Income from continuing operations before income taxes	$488	$528	(7.6)%
Provision for income taxes	$112	$167	(32.8)%
Income from continuing operations	$376	$361	4.0%
Income from continuing operations margin	29.5%	25.8%	3.7	pts.
Income from discontinued operations - net of tax	$—	$70	NM	%
Net income	$376	$431	(12.8)%

NM - Not Meaningful

			Yr.-to-Date
			Percent
	At 9/30/2017	At 12/31/2016	Change
Assets	$35,002	$35,279	(0.8)%
Liabilities	$31,781	$31,577	0.6%
Member’s Interest	$3,220	$3,703	(13.0)%

Debt-to-Equity

	At September 30,	At December 31,
	2017	2016
Debt-to-Equity Ratio *	8.9x	7.3x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
After-tax income from continuing operations	$127	$133	$376	$361
Annualized after-tax income from continuing operations (1) *	508	533	501	482
Average equity (2) **	3,264	3,784	3,329	3,733
Return on equity (1)/(2)	15.6%	14.1%	15.1%	12.9%

* Calculated based upon an estimated tax rate principally based on IBM Credit’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending member’s interest for the last two quarters and four quarters on a continuing operations basis, for the three and nine months ended September 30, respectively.

Financial Performance Summary — Nine Months Ended September 30:

In the first nine months of 2017, the company delivered revenue of $1,274 million and net income from continuing operations of $376 million. In the first nine months of 2016, the company had revenue of $1,401 million, income from continuing operations, net of tax, of $361 million and income from discontinued operations, net of tax, of $70 million, resulting in net income of $431 million. In the first nine months of 2017 and 2016, return on equity was 15.1 percent and 12.9 percent, respectively.

Total revenue decreased $127 million, or 9.0 percent, in the first nine months of 2017 as compared to the first nine months of 2016, driven by a decrease in operating lease revenue of $86 million, or 23.1 percent, and a decrease in financing revenue of $40 million, or 3.9 percent. The decrease in operating lease revenue was mainly due to a decline in originations during 2016 and asset sales to third parties in the current year. The decrease in financing revenue was primarily due to a decline in yields.

From a segment perspective, Client Financing revenue of $945 million in the first nine months of 2017 declined 15.0 percent as compared to the first nine months of 2016. The decline in revenue in 2017 was driven by a decrease in operating leases, as well as a decrease in financing average assets and yields. Commercial Financing revenue of $330 million in the first nine months of 2017 increased 13.6 percent as compared to the first nine months of 2016. The increase in revenue in 2017 was driven by an increase in average asset balances.

From a geographic perspective, revenue declined in the first nine months of 2017 as compared to the first nine months of 2016 in each of the three geographies, primarily due to a decline in revenue from operating leases. Americas revenue of $701 million in the first nine months of 2017 declined 8.0 percent as compared to the first nine months of 2016. Within EMEA, revenue of $349 million declined 7.1 percent. Asia Pacific revenue of $224 million declined 14.9 percent in the first nine months of 2017 as compared to the same period in 2016.

Net margin in the first nine months of 2017 and 2016 was $829 million and $888 million, respectively. In the first nine months of 2017, net margin decreased $59 million or 6.7 percent, as compared to the first nine months of 2016. The decline was driven by the decreases in revenue noted above, partially offset by a decrease in financing cost and depreciation expense. Financing cost decreased $11 million, or 3.8 percent, in 2017 primarily due to declining interest rates, partially offset by an increase in average borrowings as compared to 2016. Depreciation expense decreased $57 million or 24.2 percent in the first nine months of 2017 as compared to the same period in 2016. The decrease in depreciation expense in 2017 was due to declines in the average net investment in operating leases in 2017 as compared to the prior year. Net margin percentage of 65.1 percent increased 1.7 points compared to the prior year period.

Total expense and other (income) was $341 million in the first nine months of 2017 as compared to $360 million in the first nine months of 2016. Total expense and other (income) decreased $19 million, or 5.2 percent, primarily due to a decrease in provisions for credit losses, partially offset by increases in selling, general and administrative expenses and net losses resulting from derivative instruments and foreign currency.

Pre-tax income from continuing operations of $488 million decreased 7.6 percent as compared to the first nine months of 2016. The decrease in pre-tax income in 2017 was primarily driven by the decline in revenue, partially offset by a decrease in depreciation expense and lower provisions for credit losses. Pre-tax income from continuing operations margin percentage of 38.3 percent increased 0.6 points on a year to year basis.

Income from continuing operations, after tax, increased $14 million, or 4.0 percent, in the first nine months of 2017 as compared to the first nine months of 2016. Income from continuing operations margin of 29.5 percent increased 3.7 points on a year to year basis. The continuing operations effective tax rate was 23.0 percent as compared to 31.6 percent in 2016, driven by a more favorable geographic mix of earnings.

Net income decreased by $55 million in the first nine months of 2017 as compared to the first nine months of 2016. Net income in the first nine months of 2016 includes a net profit from discontinued operations of $70 million related to the company’s divested U.S. remanufacturing and remarketing business. For additional information, see note 10, “Discontinued Operations.”

Return on equity from continuing operations increased 2.1 points compared to the prior year, primarily driven by a lower average equity balance year to year and an increase in net income from continuing operations.

Total assets of $35,002 million at September 30, 2017 declined $278 million as compared to December 31, 2016, driven primarily by a decline in total receivables of $1,725 million, partially offset by an increase in other assets of $1,402 million, mainly due to excess cash invested with IBM.

Third Quarter and First Nine Months in Review

Results of Continuing Operations

Segment Details

The following is an analysis of the reportable segment results for the third quarter and first nine months of 2017 versus the third quarter and first nine months of 2016. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is on a continuing operations basis.

			Yr. to Yr.				Yr. to Yr.
	Three Months Ended		Percent/		Nine Months Ended		Percent/
	September 30,		Margin		September 30,		Margin
(Dollars in millions)	2017	2016	Change		2017	2016	Change
Client Financing
Revenue	$309	$360	(14.4)%		$945	$1,111	(15.0)%
Net margin	184	215	(14.6)%		582	672	(13.4)%
Net margin percentage	59.6%	59.8%	(0.2	)pts.	61.6%	60.5%	1.1	pts.
Pre-tax income	$123	$151	(18.7)%		$363	$402	(9.6)%
Pre-tax margin	39.9%	42.0%	(2.1	)pts.	38.5%	36.2%	2.3	pts.
Commercial Financing
Revenue	$109	$99	10.2%		$330	$290	13.6%
Net margin	80	75	6.9%		247	216	14.2%
Net margin percentage	73.3%	75.5%	(2.2	)pts.	74.9%	74.5%	0.4	pts.
Pre-tax income	$42	$43	(3.8)%		$125	$126	(1.4)%
Pre-tax margin	38.3%	43.8%	(5.5	)pts.	37.8%	43.6%	(5.8	)pts.
Total Segments
Revenue	$418	$459	(9.1)%		$1,274	$1,401	(9.0)%
Net margin	264	290	(9.1)%		829	888	(6.7)%
Net margin percentage	63.2%	63.2%	0.0	pts.	65.1%	63.4%	1.7	pts.
Pre-tax income	$165	$195	(15.4)%		$488	$528	(7.6)%
Pre-tax margin	39.5%	42.4%	(2.9	)pts.	38.3%	37.7%	0.6	pts.

Client Financing

Client Financing revenue of $309 million in the third quarter of 2017 decreased $52 million, or 14.4 percent, as compared to the same period in 2016. The decrease in revenue was driven by a decline in financing average assets and yields of $32 million, as well as a decline in operating leases. For the first nine months of 2017, Client Financing revenue decreased $166 million, or 15.0 percent, as compared to the same period in 2016. The decrease in revenue was driven by a decline in operating leases of $86 million, as well as a decline in financing average assets and yields.

Net margin in the third quarter of 2017 decreased $32 million, or 14.6 percent, as compared to the same period in 2016. The decrease was primarily driven by the year-to-year revenue decline in the quarter, partially offset by a decrease in depreciation expense of $17 million and a decrease in interest expense of $3 million. The decrease in depreciation expense was due to the decline in average assets during the period as previously noted. The decrease in interest expense was due to a lower asset base in 2017. For the first nine months of the year, net margin decreased $90 million, or 13.4 percent, as compared to 2016. The decrease was primarily driven by the year-to-year revenue decline, partially offset by a decrease in depreciation expense of $57 million and a decrease in interest expense of $19 million.

Pre-tax income in the third quarter of 2017 decreased $28 million, or 18.7 percent, as compared to the same period in 2016. The decrease was primarily driven by a decline in financing revenue of $29 million and a decline in operating lease net margin of $6 million. For the first nine months of the year, pre-tax income decreased $39 million, or 9.6 percent, as compared to the same period in 2016. The decrease was primarily driven by a decline in revenue of $166 million, partially offset by a decrease in provision for credit losses of $62 million and a decrease in depreciation expense of $57 million.

Commercial Financing

Commercial Financing revenue of $109 million in the third quarter of 2017 increased $10 million, or 10.2 percent, as compared to the same period in 2016. The growth in revenue was driven by an increase in average assets with Commercial Financing clients due to an expansion with OEM IT suppliers. For the first nine months of the year, Commercial Financing revenue increased $39 million, or 13.6 percent, as compared to the same period in 2016.

Net margin in the third quarter of 2017 increased $5 million, or 6.9 percent, as compared to the same period in 2016. The increase was primarily driven by the growth in revenue, partially offset by an increase in financing cost during the period. For the first nine months of 2017, net margin increased $31 million, or 14.2 percent, as compared to the same period in 2016.

Pre-tax income in the third quarter of 2017 decreased $2 million, or 3.8 percent, as compared to the same period in 2016, driven by an increase in credit insurance fees, partially offset by a decrease in provision for credit losses. For the first nine months of 2017, pre-tax income decreased $2 million, or 1.4 percent, as compared to the same period in 2016.

Geographic Revenue

The following provides revenue performance by geography.

(Dollars in millions)			Yr.-to-Yr. Percent
For the three months ended September 30:	2017	2016	Change
Total revenue	$418	$459	(9.1)%
Geographies
Americas	$227	$254	(10.3)%
Europe/Middle East/Africa	116	117	(0.4)%
Asia Pacific	74	89	(17.0)%

(Dollars in millions)			Yr.-to-Yr. Percent
For the nine months ended September 30:	2017	2016	Change
Total revenue	$1,274	$1,401	(9.0)%
Geographies
Americas	$701	$762	(8.0)%
Europe/Middle East/Africa	349	375	(7.1)%
Asia Pacific	224	263	(14.9)%

Total geographic revenue of $418 million decreased $42 million, or 9.1 percent, in the third quarter of 2017 compared to the same period in 2016 with the declines in the Americas and Asia Pacific due to lower operating lease revenue.

Americas revenue of $227 million decreased $26 million, or 10.3 percent, in the third quarter of 2017 compared to the same period in 2016, primarily driven by a decline in operating lease revenue of $11 million and a decrease in capital lease average assets.

EMEA revenue of $116 million was essentially flat on a year-to-year third quarter basis, with declines in Client Financing revenues offset by improvements in Commercial Financing due to higher asset balances.

Asia Pacific revenue of $74 million decreased $15 million, or 17.0 percent, in the third quarter of 2017 compared to the same period in 2016, primarily driven by a decline in operating lease revenue of $9 million.

Total geographic revenue of $1,274 million decreased $127 million, or 9.0 percent, in the first nine months of 2017 compared to the same period in 2016, with declines across each of the geographies due to lower operating lease revenue.

Americas revenue of $701 million decreased $61 million, or 8.0 percent, in the first nine months of 2017 compared to the first nine months of the prior year, primarily driven by a decline in operating lease revenue of $46 million. EMEA revenue of $349 million decreased $27 million, or 7.1 percent, with a decline in operating lease revenue of $15 million. Asia Pacific revenue of $224 million decreased $39 million, or 14.9 percent, with a decline in operating lease revenue of $25 million.

Expense

Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the three months ended September 30:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$94	$91	3.2%
Provisions for credit losses	2	2	(2.4)
Other (income) and expense	3	2	35.7
Total expense and other (income)	$99	$95	3.8%
Total expense-to-revenue ratio	23.7%	20.7%	2.9	pts.

(Dollars in millions) For the nine months ended September 30:	2017	2016	Yr.-to-Yr. Percent/ Margin Change
Total expense and other (income)
Selling, general and administrative	$303	$287	5.5%
Provisions for credit losses	11	82	(86.9)
Other (income) and expense	28	(9)	NM
Total expense and other (income)	$341	$360	(5.2)%
Total expense-to-revenue ratio	26.8%	25.7%	1.1	pts.

NM - Not Meaningful

Total expense and other (income) of $99 million increased $4 million, or 3.8 percent, in the third-quarter of 2017 as compared to the same period in 2016. For the nine months ended September 30, 2017, total expense and other (income) of $341 million decreased $19 million, or 5.2 percent, as compared to the prior year period.

Total expense excluding provision for credit losses increased $4 million, or 3.9 percent, in the third quarter of 2017 as compared to 2016, and increased $52 million, or 18.8 percent, in the first nine months of 2017 as compared to the same period in 2016. The increase in expense in the first nine months of 2017 versus 2016 was primarily driven by losses from currency, net of derivative transactions and an increase in total selling, general and administrative (SG&A) expenses.

SG&A expense increased $3 million in the third quarter of 2017 as compared to the third quarter of 2016. SG&A expense increased $16 million in the first nine months of 2017 as compared to the first nine months of 2016 driven primarily by higher contracted services fees and employee related compensation.

Other (income) and expense was $3 million of expense in the third quarter of 2017 as compared to $2 million in the same period of 2016. The increase in expense in the third quarter of 2017 was mainly driven by foreign exchange forward contract derivative losses of $4 million, partially offset by income from the sale of returned equipment to IBM. Other (income) and expense was $28 million of expense in the first nine months of 2017 as compared to $9 million of income in the first nine months of 2016. The increase in expense in the first nine months of 2017 was mainly driven by foreign exchange forward contract derivative losses of $245 million, partially offset by foreign currency transaction gains of $211 million, in the current year. Foreign currency transaction losses and foreign exchange forward contract derivative gains in the first nine months of 2016 were not material.

Provisions for credit losses were $2 million in the third quarter of 2017, which was flat compared to the prior year period. Provisions for credit losses decreased $71 million, or 86.9 percent, in the first nine months of 2017 as compared to the first nine months of 2016 due to higher general reserve requirements in Brazil in the prior year. For additional information on provisions for credit losses, see note 4, “Financing Receivables, Receivables Purchased/Participated From IBM.”

Taxes

The continuing operations effective tax rate for the third quarter and first nine months of 2017 was 23.0 percent, a decline for each period of 8.6 points compared to the same periods in 2016, primarily due to a more favorable geographic mix of earnings.

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

Results of Discontinued Operations

The company divested its U.S. remanufacturing and remarketing business to IBM at December 31, 2016, and therefore, it is reflected as discontinued operations in the first nine months of the prior year. For additional information, see note 10, “Discontinued Operations.”

Net income from discontinued operations was $8 million in the third quarter of 2016 and $70 million for the first nine months of 2016.

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

Total assets of $35,002 million at September 30, 2017 declined $278 million as compared to year-end 2016, primarily driven by:

•                  A decline in financing receivables of $2,651 million primarily driven by a decline in Commercial Financing receivables of $1,248 million, a decline in direct financing leases of $780 million, and a decline in Client Financing loans and installment payment receivables of $623 million; partially offset by

•                  An increase in other assets of $1,402 million primarily driven by an increase in excess cash invested with IBM of $1,419 million; and

•                  An increase in purchased/participated receivables from IBM of $779 million.

At September 30, 2017, substantially all client and commercial financing assets were IT related assets, and approximately 53 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 15 points to 68 percent.

For additional information relating to excess cash invested with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total liabilities of $31,781 million at September 30, 2017 increased $205 million  as compared to year-end 2016, primarily driven by:

•                  An increase in total debt of $1,477 million, including an increase in debt with third parties of $3,434 million and a decrease in debt payable to IBM of $1,957 million; partially offset by

•                  A decline in accounts payable to IBM of $880 million driven by settlement of fourth-quarter 2016 originations;

•                  A decline in other liabilities of $273 million, primarily driven by accounts payable to vendors which decreased $252 million; and

•                  A decrease in tax liabilities of $119 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Nine Months Ended		Yr.-to-Yr.
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Client Financing	$3,110	$2,512	23.8%	$8,277	$7,795	6.2%
Commercial Financing	15,497	12,549	23.5%	43,951	37,201	18.1%
Total originations	$18,608	$15,061	23.5%	$52,229	$44,995	16.1%

In the third quarter of 2017, the company originated $3,110 million of Client Financing receivables as compared to $2,512 million in the third quarter of 2016. The year-to-year increase of $598 million was driven by higher originations across all geographies. The increase in Client Financing originations of $482 million in the first nine months of 2017 as compared to the first nine months of 2016 was driven by higher originations in the Americas partially offset by lower originations in EMEA and Asia Pacific.

In the third quarter of 2017, the company originated $15,497 million of Commercial Financing receivables as compared to $12,549 million in the third quarter of 2016. The company originated $43,951 million of Commercial Financing receivables in the first nine months of 2017 as compared to $37,201 million in the first nine months of 2016. The increases of $2,949 million and $6,751 million in the third quarter and first nine months of 2017, respectively, as compared to the same periods in the prior year were primarily driven by higher OEM IT originations and an increase in purchased receivables from IBM.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Client Financing	2017	2016	Change
Financing receivables, net	$13,841	$15,244	(9.2)%
Equipment under operating leases - net	431	506	(14.8)
Financing receivables from IBM	3,661	3,513	4.2
Receivables participated from IBM, net	3,340	2,423	37.8
Total assets	$21,273	$21,687	(1.9)%

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Commercial Financing	2017	2016	Change
Financing receivables, net	$8,189	$9,436	(13.2)%
Receivables purchased from IBM, net	1,336	1,474	(9.4)
Total assets	$9,525	$10,911	(12.7)%

The decline in Client Financing assets of $414 million at September 30, 2017 as compared to December 31, 2016 was primarily driven by cash collections of financing receivables in excess of new originations, partially offset by increases in receivables participated from IBM and loan financing with IBM’s Technology Services & Cloud Platforms segment in the first nine months of 2017.

The decrease in Commercial Financing assets of $1,386 million at September 30, 2017 as compared to December 31, 2016 was driven by cash collections exceeding new originations, primarily due to a cyclical trend of higher originations during the second half of the prior year.

The company’s receivables portfolio at September 30, 2017 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The company’s receivables portfolio at December 31, 2016 represented the following industry profile: Financial (34 percent), Government (14 percent), Manufacturing (13 percent), Services (12 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $28,507 million of total debt at September 30, 2017, as compared to $27,030 million of debt at December 31, 2016.

For additional information relating to financing receivables with IBM, see note 9, “Relationship with IBM and Related Party Transactions.” For additional information on the company’s debt, see note 11, “Borrowings.”

Financing Receivables and Allowances

The following table presents financing and other receivables excluding residual values, as well as loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Gross financing receivables	$26,493	$28,387
Specific allowance for credit losses	104	148
Unallocated allowance for credit losses	118	130
Total allowance for credit losses	222	277
Net financing receivables	$26,272	$28,109
Allowance for credit losses coverage	0.8%	1.0%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions) At January 1, 2017	Additions	Write-offs*	Other**	At September 30, 2017
$277	$11	$(74)	8	$222

*	Represents reserved receivables, net of recoveries, that were written off during the period.
**	Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at September 30, 2017 was $222 million, or 0.8 percent of gross financing receivables. At December 31, 2016, the allowance for credit losses on financing receivables was $277 million, or 1.0 percent of gross financing receivables. The decline was driven by the 2017 write-offs of $74 million of receivables previously reserved, partially offset by the overall decline in gross receivables. Specific reserves were $104 million at September 30, 2017, a decrease of $44 million as compared to December 31, 2016. Unallocated reserves were $118 million at September 30, 2017, a decrease of $12 million as compared to December 31, 2016.

Bad debt expense was $2 million for the three months ended September 30, 2017 and 2016. Bad debt expense was $11 million for the nine months ended September 30, 2017, compared to $82 million for the same period in 2016. The year-to-year decrease of $71 million in bad debt expense was due to higher general reserve requirements in Brazil during 2016.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at September 30, 2017 and December 31, 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2017 and December 31, 2016, is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $68 million and $43 million in the third quarter of 2017 and 2016, respectively, and $167 million and $193 million for the first nine months of 2017 and 2016, respectively. The increase in the third quarter of 2017 and the decline in the first nine months of 2017 versus the same period in 2016 was a result of IBM product announcement cycles. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $38 million and $43 million in the third quarter of 2017 and 2016, respectively. The aggregate incremental asset value of these leases was $115 million and $128 million in the first nine months of 2017 and 2016, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $5 million and $4 million for the financing transactions originated during the third quarter of  2017 and 2016, respectively, and were $12 million and $11 million for the financing transactions originated in the first nine months of 2017 and 2016, respectively. The cost of guarantees was $0.5 million and $0.4 million for the third quarter of 2017 and 2016, respectively, and $1.2 million and $1.1 million for the first nine months of 2017 and 2016, respectively.

Unguaranteed Residual Value

	At	At	Estimated Run Out of September 30, 2017 Balance
	January 1,	September 30,				2020 and
(Dollars in millions)	2017	2017	2017	2018	2019	Beyond
Direct financing leases	$532	$484	$39	$136	$164	$145
Operating leases	100	82	20	22	23	17
Total unguaranteed residual value	$632	$566	$60	$158	$187	162
Related original amount financed	$11,510	$10,577
Percentage	5.5%	5.4%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of September 30, 2017 was primarily comprised of loans from IBM.

On July 20, 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of September 30, 2017, there were no borrowings under the Credit Agreements.

In August 2017, IBM Credit established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion.  The proceeds of the commercial paper may be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued may vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer. At September 30, 2017, there was no commercial paper balance outstanding.

Prior to 2017, the company managed its debt-to-equity ratio at approximately 7 to 1. In January 2017, the company increased its debt payable to IBM and made distributions to IBM, which resulted in an increase in the debt-to-equity ratio to approximately 9 to 1. In the third quarter of 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. In September 2017, the company issued fixed and floating rate debt securities in the aggregate amount of $3 billion and made distributions to IBM of $365 million, including a return of profit, while maintaining the targeted debt-to-equity ratio of 9 to 1. The future amount of third-party debt and contributions from and distributions to

IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (ii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the each fiscal quarter. The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million. The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

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

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments”, within Exhibit 99.1 to the Form 8-K and the sections entitled “Portfolio Risk Management” and “Quantitative and Qualitative Market Risks” within the Management Discussion and Analysis, in the Form 10/A.

Cash Flow and Liquidity Trends

(Dollars in millions)
For the nine months ended September 30:	2017	2016
Net cash provided by operating activities	$607	$604
Net cash (used in) investing activities	(26)	(2,468)
Net cash (used in)/provided by financing activities	(504)	2,102
Cash and cash equivalents	$1,892	$1,727

Net cash provided by operating activities in the first nine months of 2017 increased $3 million as compared to the first nine months of 2016 driven by the following factors:

•                  Overall change in cash provided by operating net income, partially offset by lower operating cash provided from the discontinued U.S. remanufacturing and remarketing business.

Net cash used in investing activities in the first nine months of 2017 decreased $2,443 million as compared to the first nine months of 2016 driven by:

•                  A decrease in cash invested with IBM of $4,505 million; partially offset by

•                  Lower net collections of financing receivables of $2,112 million,

•                  Higher cash payments relating to derivative contracts of $225 million, and

•                  Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million.

Net cash used in financing activities in the first nine months of 2017 increased $2,606 million as compared to the first nine months of 2016 driven by:

•                  An increase in net cash used to pay debt outstanding with IBM of $5,781 million, and

•                  An increase in cash distributions to IBM of $365 million; partially offset by

•                  An increase in net cash provided from debt with third parties of $3,385 million.

The company invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment with IBM was $1,869 million at September 30, 2017 and $450 million at December 31, 2016. The higher cash position in 2017 provided additional liquidity to certain IBM Credit subsidiaries. In the third quarter of 2016, $5.7 billion was invested with IBM and was subsequently borrowed by the company in the form of short-term debt in multiple currencies.  These amounts were settled early in the fourth quarter of 2016 and are presented as separate cash flows with the cash invested with IBM reflected within other investing activities-net within investing activities and the subsequent borrowing from IBM reflected within short-term borrowings from/(repayments to) IBM-net within financing activities in the Consolidated Statement of Cash Flows for the nine months as of September 30, 2016. The excess cash on deposit with IBM is presented in other assets in the Consolidated Statement of Financial Position, and in other investing activities-net in the Consolidated Statement of Cash Flows. For additional information, see note 9, “Relationship with IBM and Related Party Transactions.”

Debt

	At September 30,	At December 31,
(Dollars in millions)	2017	2016
Short-term debt
Debt*	$69	$44
Debt payable to IBM	14,808	16,481
Total	$14,877	$16,525

Long-term debt
Debt*	$4,090	$681
Debt payable to IBM	9,541	9,824
Total	$13,631	$10,505
Total debt	$28,507	$27,030

* Includes notes, bank loans and secured borrowings.

Total debt was $28,507 million at September 30, 2017, an increase of $1,477 million from year-end 2016. Total debt payable to IBM was $24,349 million at September 30, 2017, a decrease of $1,957 million from December 31, 2016. Total third party debt was $4,158 million at September 30, 2017, an increase of $3,434 million from December 31, 2016. During the third quarter of 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. In the third quarter of 2017, the company issued fixed and floating rate debt securities in the aggregate amount of $3 billion with maturity dates ranging from 2019 to 2022.

Additional information relating to the $3 billion in debt securities can be found in the following documents filed with the SEC: (i) the company’s shelf registration statement on Form S-3 dated August 4, 2017, (ii) the prospectus dated August 17, 2017, (iii) the related prospectus supplement dated September 5, 2017, (iv) the Indenture dated September 8, 2017 between the company and the Bank of New York Mellon Trust Company, N.A., as indenture trustee, and (v) each of the forms of notes filed by the company on September 8, 2017.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $640 million at September 30, 2017 and $689 million at December 31, 2016.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $95 million and $267 million in the three and nine months ended September 30, 2017, respectively, of which $66 million and $201 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $94 million and $277 million in the three and nine months ended September 30, 2016, respectively, of which $77 million and $240 million was interest expense on debt payable to IBM in each of those periods, respectively.

The increase in interest expense in the third quarter of 2017 when compared to the prior year period was driven by a higher average debt balance. The decline in interest expense in the first nine months of 2017 as compared to the same period in 2016 was driven by lower average interest rates, partially offset by a higher average debt balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 11, “Borrowings.”

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At September 30,	At December 31,
	2017	2016
Debt-to-Equity Ratio *	8.9x	7.3x

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

The company’s debt-to-equity ratio was 8.9 to 1 at September 30, 2017 which increased as compared to the debt-to-equity ratio of 7.3 to 1 at December 31, 2016. Total member’s interest of $3,220 million declined by $482 million, or 13.0 percent, while debt of $28,507 million increased $1,477 million, or 5.5 percent, in support of the company’s target debt-to-equity ratio of 9 to 1.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit. This is intended to drive operational benefits by consolidating the financing business under IBM Credit. The company has access to the short-term and long-term debt markets as an issuer in the global markets and as a borrower from IBM. In the third quarter of 2017, the company issued third-party debt and made distributions to IBM including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of  third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

The company’s geographically diverse client base, product and client knowledge, and strategy to substantially match fund should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

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

Part II. Other Information

Item 1. Legal Proceedings.

Refer to note 12, “Contingencies,” on page 28 of this Form 10-Q.

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

IBM CREDIT LLC
(Registrant)

Date: November 2, 2017

	By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance