Form 10-K
period 2017-12-31
IBM CREDIT LLC
filed 2018-03-01
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2017

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-765-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

REDUCED DISCLOSURE FORMAT

IBM Credit LLC (IBM Credit), an indirect, wholly owned subsidiary of International Business Machines Corporation, meets the requirements set forth in General Instruction I(1) of Form 10-K. In accordance with published guidance from the Securities and Exchange Commission’s Division of Corporation Finance, this Annual Report on Form 10-K omits certain disclosure items that correspond to the disclosure items that IBM Credit is permitted to omit from a Form 10-K pursuant to General Instruction I(2) of Form 10-K.

PART I

Item 1. Business.

Overview

IBM Credit LLC (IBM Credit or the company), a Delaware limited liability company, is an indirect, wholly owned subsidiary of International Business Machines Corporation (IBM). All of the limited liability company interests in IBM Credit LLC are owned by IBM GF International Holdings LLC, a Delaware limited liability company (the Member), which is also an indirect, wholly owned subsidiary of IBM. IBM Credit is engaged in providing financing solutions for information technology (IT) hardware, software and services.

IBM Credit was originally established as a subsidiary of IBM to provide financing solutions and remanufacturing and remarketing operations, in each case primarily for IBM products sold in the United States. Today, the company maintains a global organizational structure aligned with its operating segments, Client Financing and Commercial Financing. Client Financing primarily provides financing to end-user clients, which consist primarily of large, medium-sized and small corporations and other businesses, for their purchase of IBM products and services and original equipment manufacturers’ (OEM) IT products and services, in each case in order to finance clients’ total solution requirements. Client Financing also provides loans to IBM to finance the acquisition of IT assets used in client services contracts. The company believes the financing arrangements are predominantly for products and services that are critical to the end-user clients’ business operations. Commercial Financing provides working capital financing to suppliers, distributors, and resellers of IBM and OEM IT products and services. For information regarding the company’s operations by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and note M, “Segment Information,” to the Consolidated Financial Statements.

IBM Credit has the benefit of both deep knowledge of the company’s and IBM’s client base and insight into the hardware, software and services traditionally financed. These factors allow the company to effectively manage two of the major risks associated with financing: credit and residual value. These risks and others are discussed more fully in Item 1A, “Risk Factors.” The company also maintains long-term relationships with its clients through various stages of the IT asset life cycle — including initial purchase, technology upgrades and end-of-lease asset disposition.

Organizational Structure

IBM Credit was incorporated in Delaware in 1981 as IBM Credit Corporation and was subsequently converted to a limited liability company and renamed IBM Credit LLC in 2003.

IBM Credit operates as part of IBM’s Global Financing (IGF) business segment. The IGF business segment encompasses two primary activities: IBM Credit’s financing business and IBM’s remanufacturing and remarketing business. The remanufacturing and remarketing business includes sales, marketing and inventory management of used IBM and OEM IT products, and is conducted by IBM subsidiaries that are not part of IBM Credit.

In 2016, IGF established new entities to separate certain assets and liabilities related to IBM Credit’s financing business from IBM in the majority of countries where IGF operates. In most countries in which IBM Credit’s financing business was operated as a division of the IBM legal entity, a subsidiary was formed that acquired the assets and liabilities related to the financing business from the existing IBM legal entity. The remanufacturing and remarketing business and related assets and liabilities remained in the existing IBM legal entity. In the few countries where the financing business was not considered material to IBM Credit on a consolidated basis, such operations remained in the existing IBM legal entity. These countries’ operating results are not reported as part of IBM Credit. In countries in which the financing business already operated in a separate legal entity and included the remanufacturing and remarketing business, such legal entity was transferred to IBM Credit. In connection with each such transfer, the legal entity divested its assets and liabilities related to the remanufacturing and remarketing business to IBM prior to its transfer to IBM Credit. In 2017, IBM Credit directly or indirectly acquired all of the foreign legal entities that operate the financing business, as referenced above. This is intended to drive operational benefits by consolidating the financing business under IBM Credit.

The company divested its remanufacturing and remarketing business in the U.S. to IBM in 2016 to leverage IBM’s experience in product manufacturing, distribution, sales and service of IT equipment. The company concluded that the divestiture of the U.S. remanufacturing and remarketing business represented a significant strategic shift in the company’s operations which will have a material effect on its future financial results. As a result, the U.S. remanufacturing and remarketing business results are presented as discontinued operations for the historical periods included in the Consolidated Financial Statements. The foreign remanufacturing and remarketing business was divested by the foreign affiliates prior to

Item 1. Business – (continued)

the company acquiring the foreign affiliates, and is therefore not included in the company’s Consolidated Financial Statements. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Business Segments

The company’s two operating segments, Client Financing and Commercial Financing, are business units that offer financing solutions based upon the needs of the company’s clients. The segments represent components of the company for which separate financial information is available and utilized on a regular basis by the chief operating decision maker in determining how to allocate resources and evaluate performance.

Each segment’s business and the financing solutions that generate the segment’s revenue, results of operations and asset portfolio are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note M, “Segment Information,” to the Consolidated Financial Statements.

Client Financing

The company provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM. End-user clients are primarily IBM clients who elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which are used in its external, revenue-producing services contracts.

Client Financing solutions are typically delivered as follows:

•                  Leases, Loans and Installment Payment Plans: Leases are primarily direct financing and operating leases for IBM’s hardware and select OEM IT hardware in areas in which IBM and the company have experience. Loans are primarily made to end-user clients to finance purchases of IBM and select OEM software and services, and are generally unsecured. These leases and loans are typically documented in contracts between IBM Credit and the end-user client.

In certain countries, the leases and loans are originated by IBM directly to the end-user client, and the company purchases the receivables and related equipment from IBM. In addition, IBM Credit supports IBM’s client offerings of installment payment plans for hardware, software and services to the end-user by purchasing receivables related to such payment plans from IBM. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

•                  IBM Total Solution Offerings that include Financing: For certain IBM offerings, IBM Credit’s financing contract is bundled with IBM’s product and service contract to create a combined periodic payment schedule for the entire offering (Total Solution Offering). For Total Solution Offerings, the financing and non-financing amounts are provided in a single, combined periodic invoice for the IBM end-user client, such that each amount due to IBM Credit for the financing payment is collected by IBM along with the amounts due to IBM for the non-financing items. In these cases, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the financing. IBM Credit acquires a participation interest from IBM that represents the financing portion of such payments and assumes the associated credit risk of IBM’s end-user client from IBM. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

•                  Other Financing to IBM: In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets which are used in its external, revenue-producing services contracts. The loan portfolio balance is renewed and repriced periodically with a net settlement for advances on new equipment acquisitions or repayments of principal on prior acquisitions.

Client Financing solutions are typically marketed and sold by IBM Credit employees, primarily in cooperation with IBM and business partner sales teams during the product and services sales cycle. Client Financing solutions are generally offered at

Item 1. Business – (continued)

market rates that are competitive with what individual clients could obtain from other lenders. Client Financing solutions may also be offered at discounted rates, resulting from financing incentives provided by IBM, business partners or OEM IT providers through various financing incentive programs, allowing IBM Credit to realize a market yield. For additional information, see the “Financing Incentive Programs” section.

The company recovers the residual value of leased equipment by selling to IBM assets that have been returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company may also obtain guarantees from financial institutions of the future value of the equipment to be returned at the end of lease. Guarantees may be obtained for both IBM and OEM IT products. For additional information on the residual value of leased assets and the sale of equipment returned from lease to IBM, see note A, “Significant Accounting Policies,” and note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Commercial Financing

IBM Credit provides working capital financing to suppliers (consisting of IBM and suppliers of OEM IT products and services), distributors (typically third parties that purchase IT products from suppliers and provide those products to resellers) and resellers. This financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the client, but may be collateralized by inventory or accounts receivable. This financing may also include factoring, in which IBM Credit purchases receivables from suppliers, distributors or resellers.

IBM Credit generally extends payment terms in the range of 30 to 90 days to distributors and resellers in respect of their inventory purchases, while providing early settlement to suppliers at the supplier’s election. Suppliers generally provide financing incentives to reduce their distributors’ or resellers’ cost of financing for this term. The extended payment terms and early settlement provide liquidity to these clients. Commercial Financing is also important to suppliers and distributors because it enables them to shed credit risk, which is assumed by IBM Credit. For certain creditworthy distributors or resellers, IBM Credit may, at its discretion, allow a further extension of the repayment period for an additional financing charge. In addition, IBM Credit purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk of the IBM client.

Financial Regulation and Supervision

IBM Credit’s operations are subject to financial regulation within and outside the U.S., including licensing requirements and supervision. Although IBM Credit operates in all 50 states and in certain U.S. territories, the company is only required to be licensed for the type of financing it provides in a very limited number of states or territories. The company believes it is in material compliance with all licensing requirements in these states and territories. None of the company’s lender licenses are consumer finance licenses, as the company does not extend credit to consumers. In certain of these jurisdictions, as a result of being licensed as a non-bank lender, the company is or may be subject to compliance examinations, audits or information requests, including with respect to client complaints, by the relevant licensing agency. With respect to the type of commercial financing activities conducted by IBM Credit, state and local laws in the U.S. generally regulate debt collection practices and creditors’ rights, establish maximum interest rates and other charges and prohibit discrimination in the extension of credit and related activities.

In addition to state and local laws, IBM Credit is subject to certain federal financial laws and regulations, including, for example, the Equal Credit Opportunity Act which, among other things, prohibits discrimination in the extension of credit and related activities.

IBM Credit’s financing business outside the U.S. is generally conducted through subsidiaries and is subject to local financial laws and regulations, including, in certain jurisdictions, reporting requirements and the requirement to maintain an anti-money laundering program. A limited number of IBM Credit’s foreign subsidiaries are authorized or licensed as banks, credit institutions or non-bank lenders that are subject to heightened regulation, including, for example, capital requirements and prudential supervision by local authorities. The company’s regulated subsidiaries in these countries are subject to periodic examinations related to their financing business.

IBM Credit monitors its financing operations for compliance with applicable laws and regulations. The company believes it is in material compliance with all licensing requirements as are necessary to conduct its financing business both within and outside the United States and is in material compliance with all laws and regulations applicable to its financing operations.

Item 1. Business – (continued)

Portfolio Risk Management

IBM Credit conducts a credit evaluation of its clients prior to extending financing. The credit evaluation takes into account current information about the client, such as published credit ratings, financial statements, news reports and current market implied credit analysis, as well as the current economic environment, outstanding obligations to the company and prior collection history. In some cases, commercial factors, including IBM’s relationship with a client, are also considered in making origination and other business decisions. Counterparty risks are managed at an overall IBM level and all subsidiaries, including IBM Credit, operate within those policies, principles and delegations. When appropriate, actions are taken to mitigate credit risk, such as requiring the inclusion of covenants from the client to protect against credit deterioration during the life of the obligation and obtaining credit enhancements, such as payment guarantees and letters of credit. The company performs additional credit evaluations of its clients on a regular basis. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

IBM Credit employs a rigorous process to optimize portfolio risk and to obtain additional credit capacity in support of new business opportunities. IBM Credit engages in portfolio risk mitigation by entering into various non-recourse and limited recourse agreements with third parties consisting primarily of domestic and foreign financial institutions including banks, commercial and vendor finance companies, equipment lessors, credit insurers and other specialty finance companies. Third party arrangements may be funded or unfunded and include participations, sales and assignments, factoring, credit insurance, and other credit risk mitigation structures under discretionary or committed facilities. In limited instances, the company sells financing receivables and operating leases (and related assets) to third parties.

Financing Incentive Programs

IBM and OEM IT suppliers from time to time sponsor financing incentive programs that allow the company to offer waived or reduced rate financing for marketing program offerings and sales promotions. Pursuant to these programs, IBM or OEM IT suppliers offer a discount to IBM Credit that enables the company to realize a market yield on any financing contract entered into either directly or indirectly under these incentive programs. Market yield is based on the credit quality of the client and the length of the contract.

The volume of financing incentive programs sponsored by IBM and others, and the split of those programs between leases and loans, may vary over time depending upon the marketing strategies of the respective supplier.

Client Services

Once a financing arrangement is in place, the company provides its clients with timely direct settlement of financial obligations with such clients’ suppliers. The company provides account management and client service and support throughout the financing relationship. This includes reminders for payment, processing of payments and handling of client billing questions. The company provides end-of-lease options, including purchase, extension or return of leased equipment.

Relationship with IBM

IBM Credit is a captive finance company and an indirect, wholly owned subsidiary of IBM. IBM Credit generally conducts its financing activities with IBM on an arm’s-length basis, subject in certain cases, particularly with respect to originations, to commercial factors, including IBM’s relationship with a client. The following is a description of certain material relationships between IBM and IBM Credit regarding support, borrowing, licensing, service and other arrangements. For additional information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

IBM Support Agreement

IBM Credit and IBM are parties to a support agreement, which became effective on May 2, 2017 (the Support Agreement). Pursuant to the Support Agreement, IBM has agreed with IBM Credit that IBM will:

•                  retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in IBM Credit at all times;

•                  cause IBM Credit to, on the last day of each of IBM Credit’s fiscal years, have a consolidated tangible net worth of at least $50 million (with consolidated tangible net worth for purposes of this discussion of the Support Agreement

Item 1. Business – (continued)

understood to mean (a) the total assets of IBM Credit and its subsidiary companies less (b) the intangible assets and total liabilities of IBM Credit and its subsidiary companies); and

•                  cause the leverage ratio of IBM Credit to be no more than 11 to 1 for each of IBM Credit’s fiscal quarters (with leverage ratio for purposes of this discussion of the Support Agreement understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter).

In the event that IBM Credit’s leverage ratio as of the end of any fiscal quarter is higher than 11 to 1, then, upon demand by IBM Credit, IBM has agreed to make or cause to be made a capital contribution to IBM Credit in an amount sufficient to cause the leverage ratio to not exceed 11 to 1.

The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

IBM or IBM Credit may each terminate the Support Agreement upon giving the other party 30 days prior written notice, with a copy of such notice to each rating agency that is then rating any outstanding debt (with debt for purposes of this discussion defined as IBM Credit’s indebtedness for borrowed money that either (i) is rated by one or more rating agencies or (ii) is designated by the board of managers of IBM Credit as constituting debt for purposes of the Support Agreement). The Support Agreement may be modified or amended only by the written agreement of IBM and IBM Credit and upon 30 days prior written notice to each rating agency rating any outstanding debt. However, such termination, modification or amendment will not be effective with respect to any debt outstanding at the time of such termination, modification or amendment unless (a) such termination, modification or amendment is permitted under the documentation governing such debt, (b) all affected holders of such debt (or, in the case of debt incurred pursuant to documentation that permits the Support Agreement to be terminated, modified, or amended with the consent of less than all of the holders of such debt, the requisite holders of such debt) otherwise consent in writing or (c) with respect to debt that is rated by one or more rating agencies at the request of IBM or IBM Credit, each such rating agency confirms in writing that the rating assigned to such debt by such rating agency will not be withdrawn or reduced because of the proposed action.

Under the terms of the Support Agreement, the Support Agreement is not enforceable against IBM by anyone other than (a) IBM Credit or (b) if any case is commenced under the United States Bankruptcy Code (11 U.S.C. §§ 101 et seq.), or any successor statutory provisions (the Bankruptcy Code), in respect of IBM Credit, the debtor in possession or trustee appointed by the court having jurisdiction over such proceeding. In the event of (1) a breach by IBM in performing a provision of the Support Agreement and (2) the commencement of such a case under the Bankruptcy Code with respect to IBM Credit while any debt is outstanding, the remedies of a holder of debt shall include the right, if no proceeding on behalf of IBM Credit has already been commenced in such case, to file a petition in respect of IBM Credit thereunder with a view to the debtor in possession, or the trustee appointed by the court having jurisdiction over such proceeding, pursuing IBM Credit’s rights under the Support Agreement.

The Support Agreement is governed by and construed in accordance with the laws of the State of New York.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding on an as needed basis and the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans are set forth in a customary intercompany loan agreement, which includes standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). The specific terms of any individual loan, including the interest rate and term applicable to each loan, are set forth in a loan confirmation statement that is issued at the time of each individual borrowing under the facility. IBM Credit is entitled to prepay loans issued under this credit facility from time to time, subject to payment of any agreed penalty or premium. Loans with IBM under such agreements are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on these borrowings from IBM is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note G, “Borrowings,” to the Consolidated Financial Statements.

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT services. The company also has the right to use certain IBM intangibles in its business. Where practical, allocations of the expenses incurred by IBM in the provision of these functional

Item 1. Business – (continued)

support services are based upon direct usage. For the remainder, where possible, expenses are allocated on measurable non-financial drivers, such as number of employees. When a clear and measurable non-financial driver cannot be established, these expenses are allocated based on a measurable financial driver, such as net margin. Management believes that these allocation methods are reasonable. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities for which IBM charges the company for occupancy expenses based on square footage space usage with no fixed term commitment. For additional information regarding the historical allocation of expenses by IBM to the company, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension, post-retirement benefits) are limited to service costs. The company is charged by IBM using an allocation method based on the number of employees. Contributions and any other type of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. These plans are accounted for as multiple-employer plans. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. For additional information, see note L, “Retirement-Related Benefits,” to the Consolidated Financial Statements.

Expenses related to the services discussed above are included in Selling, General and Administrative (SG&A) expense in the Consolidated Statement of Earnings. It is not practical to estimate the actual costs that would have been incurred had IBM Credit been a separate company during the periods presented. These costs may not be indicative of the expenses that IBM Credit will incur in the future or would have incurred if the company had obtained these services from a third party.

The company also invests a portion of its excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; and in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Competition

The company operates in a highly competitive environment, where financing for users of IBM hardware, software and services and OEM IT products and services is available through a variety of sources. The company’s strong relationship with IBM provides the company with access to capital and the ability to manage increased exposures, each of which generates a competitive advantage. The key competitive factors in Client Financing and Commercial Financing include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In providing financing solutions to clients, the company competes with three types of companies: other captive financing entities of IT companies, non-captive financing entities and banks and financial institutions.

Geographic Results

The company reports revenue on a geographic basis within Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.” The geographies include the Americas, Europe/Middle East/Africa (EMEA), and Asia Pacific. The company also provides information regarding total revenue and earning assets in the U.S. and foreign countries in note M, “Segment Information,” to the Consolidated Financial Statements.

Item 1. Business – (continued)

Forward-looking and Cautionary Statements

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission and in materials delivered to lenders and in press releases. In addition, the company’s and IBM representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A, “Risk Factors” in this Form 10-K are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Item 1A. Risk Factors.

The Company’s Financial Condition is in Large Part Dependent upon IBM: A significant portion of IBM Credit’s financing business consists of financing associated with the sale of IBM’s products and services. Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. Participation rates reflect the propensity of IBM’s clients to finance their transactions through IBM Credit in lieu of paying IBM up-front cash or financing through a third party. As discussed above under “Financing Incentive Programs,” IBM Credit participates in certain marketing programs in conjunction with IBM that allow the company to offer financing to end-user clients, which provides IBM Credit with a competitive advantage in financing IBM’s offerings. Any change in these marketing programs, IBM’s distribution methods or reduction in the company’s ability to offer competitively priced financing to IBM end-user clients could reduce the company’s participation rates in IBM’s product and service offerings, which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the company. IBM also provides IBM Credit with other types of operational and administrative support, which are integral to the conduct of the company’s business. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. Any changes in the levels of support from IBM could also negatively impact the company’s results. Further, if there were significant changes in IBM’s liquidity or capital position, the quality of IBM’s offerings, transfers of ownership of IBM’s products or services, or other factors, impacting IBM or its products, such changes could significantly affect IBM Credit’s financial condition and results of operations. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if IBM does not continue to be recognized for its industry-leading technology and solutions. If negative perceptions tarnish IBM’s or IBM Credit’s brand image and reputation, IBM Credit’s ability to attract and retain clients could be impacted. The success of IBM’s business and operations and demand for IBM products and services are subject to a number of risks, including, among others:

•                  IBM’s ability to reach its growth and productivity objectives under its long-term business strategy;

•                  IBM’s ability to continue its cutting-edge innovation and ability to commercialize such innovations;

•                  Risks from IBM’s investments in strategic growth imperatives to drive revenue growth and market share;

•                  IBM’s relationship with its critical suppliers;

•                  Quality issues with IBM products;

•                  IBM’s reliance on third party distribution channels and ecosystems; and

•                  Risks from IBM’s acquisitions, alliances and dispositions, including integration challenges.

Item 1A. Risk Factors – (continued)

Additionally, the company’s credit ratings depend, in part, on the existence of the Support Agreement with IBM. If this arrangement, or replacement arrangements, if any, are modified, or if a credit rating of IBM is lowered, the company’s credit ratings could be negatively impacted, potentially leading to higher borrowing costs and negatively impacting the company’s ability to offer competitively priced financing to its clients, which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the company.

Downturn in Economic Environment Could Impact the Company’s Business: If there is a downturn in the economic environment, generally or specific to certain industries in which IBM Credit’s clients operate, clients may be unable to meet their debt obligations and they may not enter into new financing arrangements, which could negatively impact the company’s financial results.

Technology Sector Innovation Initiatives Could Impact Client’s Propensity to Enter into Financing Arrangements: As IBM and other suppliers of technology transform their offerings and enter new market segments, some new offerings and delivery models may be less conducive to traditional financing than the historical offerings. While the company makes efforts to adapt IBM Credit’s financing business and offerings to these changes, the company may not be successful and this could have negative impacts on the company’s financial results and long-term success.

The Company’s Reliance on Partner Relationships Could Impact its Business: The company offers its solutions directly and through a variety of business partners, including suppliers, distributors and resellers of IT hardware, software and services. Changes in the business condition, financial or otherwise, of these parties could negatively impact the company and affect its ability to bring its solutions to market. If the company moves into new areas, partners may be unable to keep up with changes in IBM Credit’s offerings, and the company may be unable to recruit and enable appropriate partners. In addition, the failure of partners to comply with all applicable laws and regulations may prevent the company from working with them, which could negatively impact the company and affect its ability to bring solutions to market.

The Company’s Financial Performance Could be Impacted by its Ability to Collect Receivables in a Timely Manner and Result in Sustaining Potential Unexpected Credit Losses: Changes in the concentration of credit and the credit risk of IBM Credit’s clients can be impacted by global, country, industry and client specific economic conditions, which in turn may impact the clients’ working capital and their ability to make scheduled payments on the company’s financing receivables. In addition, client allegations and disputes regarding product quality, service delivery concerns, amounts due to the company under Total Solution Offerings or other circumstances unique to the clients, may cause them to delay scheduled payments when due. IBM Credit’s ability to collect receivables and generate sufficient cash to meet its business obligations, including servicing its debt, can have a significant impact on the company’s business operations.

Additionally, the company’s client base includes a variety of enterprises, from small and medium businesses to the world’s largest organizations and governmental entities. The company performs ongoing credit evaluations of its clients’ financial conditions. These credit evaluations rely in part on third party information, including information provided by the company’s clients, and may not successfully detect and prevent fraud or misconduct by the company’s end-user clients or other third parties. Any such fraud or misconduct could have a significant impact on the company’s ability to collect receivables. If the company becomes aware of information related to the creditworthiness of a client, or, if actual default rates on receivables in the future differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s financial position and results of operations.

Changes to Residual Value Could Adversely Affect the Profitability of the Company’s Lease Transactions: The recorded residual values of lease assets are estimated at the inception of the lease to be the expected fair value of the assets at the end of the lease term. The estimated residual value of leased equipment is based on a number of factors, including, historical market sales prices, past remarketing experience, any known significant market or product trends and IBM’s remarketing plans. If residual values significantly decline or if residual values are incorrectly estimated, in each case due to economic factors, product quality issues, market or client behavior changes, fraud or misconduct by end-user clients or other third parties, unforeseen technology innovations or any other circumstances, it may lower financing margin and income or result in losses.

The Company’s Financial Performance Could be Impacted by Exposure to Currency and Financing Risks and Changes in Market Liquidity Conditions: The company derives a significant percentage of its revenues and costs from its operations in local currency environments, which are affected by changes in the relative values of the U.S. dollar and foreign currencies. Further, inherent in the company’s business are risks related to the interest rate and currency fluctuations on the associated debt and liabilities. Changes in interest rates or changes in the global economy (including currency fluctuations) could have a negative impact on both revenue and net margin. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets

Item 1A. Risk Factors – (continued)

and the related liabilities used for funding. The company employs several strategies to manage these risks, including the use of derivative financial instruments. However, there can be no assurance that the company’s efforts to manage its currency and financing risks will be successful. The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide that could impact IBM Credit’s ability to generate sufficient cash to service its debt. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. For more information about the company’s liquidity position, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K.

IBM Credit’s ability to make payments on, or to refinance, its indebtedness and to fund the company’s operations depends on its ability to generate cash and its ability to access the capital markets. These factors, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory, capital market and other conditions that are beyond the company’s control. The availability and cost of financing is also influenced by the company’s credit ratings, which depend in part on the existence of the Support Agreement with IBM. If IBM Credit is unable to generate sufficient cash flows in the future to service its debt, the company may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any refinancing will be available or that additional financing could be obtained on acceptable terms. In the absence of other funding alternatives, a protracted period where the company could not access the capital markets would likely lead to a slowdown in originations. The inability to service or refinance the company’s existing debt, which has a dependency on IBM, or to obtain additional financing could have a material adverse effect on the financial position, liquidity, and results of operations of the company.

Certain of the Company’s Operations Are Subject to Financial Regulation, Supervision and Licensing under Various Laws and Regulations: The company is required to comply with a range of financial laws and regulations within and outside the U.S., which may be costly to adhere to and may affect both the results of its operations and its ability to service its earning assets. Compliance with these laws and regulations requires that the company maintain certain licenses and be subject to examinations or audits by supervisory authorities in certain jurisdictions in which it operates. Failure to comply with such laws and regulations in any particular jurisdiction could result in significant civil penalties and other sanctions, such as a revocation of the company’s license to do business in that jurisdiction. In the event the company were to become subject to any such sanctions, its business in the affected jurisdiction could be adversely affected, which in turn could have a material adverse effect on IBM Credit’s business prospects, results of operations or financial condition.

Due to the Company’s Global Presence, its Business and Operations Could be impacted by Local Legal, Economic, Political and Health Conditions: The company is a global business, so changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company’s business and overall results of operations. Substantial revisions that U.S. and foreign governments are undertaking or considering in areas such as the regulation and supervision of financial institutions, including financing and leasing companies, may have an effect on the company’s structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. The company’s results of operations could also be affected by economic and political changes around the world and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and foreign currencies and adverse changes in trade relationships between countries. Further, as the company expands its client base and the scope of its offerings, both within the U.S. and globally, the company may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign financial industry laws and regulations, data privacy requirements, anti-money laundering laws, tax laws, anti-competition regulations, anti-corruption laws, import and trade restrictions and export requirements. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue or uncertain political climates, international hostilities, natural disasters, or any terrorist activities, could negatively affect client demand and the company’s operations.

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology systems, and to fraudulently induce employees, clients and others to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the company includes attempted breaches not only of its own systems, but also those of its clients, contractors, business partners, vendors and other third parties. The systems utilized by the company involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees, clients and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, client, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denial of service. In the event of such actions, the company, its clients, and other third parties could be exposed to potential

Item 1A. Risk Factors – (continued)

liability, litigation, and regulatory or other government action, as well as the loss of existing or potential clients, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant.

The global regulatory environment with regard to cybersecurity, privacy and data protection issues, including the General Data Protection Regulation coming into force in the European Union in May 2018, is increasingly challenging and may have impacts on the company’s business, including increased costs and expanded compliance obligations. IBM Credit has the ability to leverage IBM’s leading security technologies and solutions, as well as regulatory compliance practices, but as the cybersecurity and corresponding regulatory landscape evolves, the company could incur additional cost, or may also find it necessary to make further significant investments in the future to protect data and infrastructure. Cybersecurity risk to the company and its clients will also depend on factors, such as actions, practices and investments of clients, contractors, business partners, vendors and other third parties.

The Company is Subject to Legal Proceedings and Investigatory Risks: As a global company with business operations, employees and clients in many countries, the company is or may be involved, either as a plaintiff or defendant or other party, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company believes that it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. Additional information on legal matters is included in note J, “Contingencies and Commitments,” to the Consolidated Financial Statements.

Tax Matters could impact the Company’s Results of Operations and Financial Condition: The company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. The company’s provision for income taxes and cash tax liability in the future could be negatively affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could negatively impact the company’s results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may negatively impact the company’s income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government.

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns and therefore are not directly subject to corporate income taxes but instead settle their tax liabilities with IBM. Any subsequent tax assessments or benefits resulting from tax examinations are the responsibility of IBM. For separate income tax return filings for jurisdictions that are not included in IBM’s tax return, the company is subject to the continuous examination of such income tax returns by tax authorities in those jurisdictions. The company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the company’s provision for income taxes and cash tax liability.

The Company Could be Impacted by its Business with Government Clients: The company’s clients include numerous governmental entities and clients whose primary customers are government-owned entities. Some of the company’s agreements with these clients may be subject to periodic funding approval. Funding reductions or delays could negatively impact public sector demand for IBM’s products and services, and therefore, demand for the company’s financing offerings could be negatively impacted. Also, some agreements may contain provisions allowing the client to terminate without cause or may provide for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company’s results of operations and financial results.

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect the company’s reported financial condition. In addition, adopting new accounting standards can also pose challenges to the company. The company’s most critical accounting estimates including the methods used by management to estimate the amount of uncollectible receivables are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. In addition, as discussed in note J, “Contingencies and Commitments,” to the Consolidated Financial Statements, the company makes certain estimates including decisions related to

Item 1A. Risk Factors – (continued)

legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

Ineffective Internal Controls Could Impact the Company’s Business and Operating Results: The company’s internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of the financial statements. If the company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the company experiences difficulties in its implementation, the company’s business and operating results could be harmed and the company could fail to meet its financial reporting obligations.

Risks Related to the Company’s Securities: The company issues debt securities in the capital markets from time to time, with a variety of different maturities. The value of the company’s debt securities fluctuates based on many factors, including the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental regulations and other factors over which the company has little or no control. The company’s ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under this Item 1A, “Risk Factors.” There can be no assurance that the company will be able to manage any of these risks successfully. In addition, changes by any rating agency to the company’s outlook or credit ratings can negatively impact the value and liquidity of the company’s debt securities. The company does not make a market in its debt securities and cannot provide any assurances with respect to the liquidity or value of such securities. Further, a secondary market may never develop or be maintained for any series of the debt securities. If a secondary market does develop, it may not continue or it may not be sufficiently liquid to allow bondholders to resell debt securities if or when desired or at a price that bondholders consider acceptable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

IBM Credit’s principal executive offices are located in an office building owned by IBM in Armonk, New York. The company is globally located and conducts its business primarily from IBM leased or IBM owned facilities around the world. IBM charges the company for the use of these facilities. For additional information regarding the company’s shared facilities, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

See note J, “Contingencies and Commitments,” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IBM Credit is a Delaware limited liability company and an indirect, wholly owned subsidiary of IBM. At December 31, 2017, all limited liability company interests in IBM Credit were owned by the Member, which is also an indirect, wholly owned subsidiary of IBM. The company has no other class of equity securities issued and outstanding. Dividends are declared and paid by IBM Credit as determined by its Board of Managers. The company paid $531 million in cash distributions to IBM during 2017, of which $94 million was distributed in the first quarter, prior to the company converting to the consolidated basis of reporting, and is recorded in net transfers to IBM in the Consolidated Statement of Cash Flows and Consolidated Statement of Member’s Interest.

Item 6. Selected Financial Data.

IBM Credit has omitted this section pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management Discussion and Analysis of Results of Operations and Financial Condition” (Management Discussion and Analysis) is designed to provide readers with an overview of the business and a narrative on the company’s financial results and certain factors that may affect its future prospects from the perspective of the company’s management. The Management Discussion and Analysis presents an overview of the key performance drivers in 2017.

The Management Discussion and Analysis contains the results of operations for each reportable segment of the business and a discussion of the company’s financial position and cash flows. The summary of key financial information presented within the Management Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements, and with Item 1A, “Risk Factors,” and “Forward-Looking and Cautionary Statements” included below. Other key sections within the Management Discussion and Analysis include: “Liquidity and Capital Resources” and “Looking Forward”.

Overview

IBM Credit generates revenue from the financing activities of its two operating segments, Client Financing and Commercial Financing.

The Client Financing segment generates revenue by providing financing to end-user clients and IBM, as well as purchasing installment payment plans, leases, loans and participated receivables from IBM.

Lease and loan contracts between IBM Credit and end-user clients are included in the Consolidated Statement of Financial Position as net financing receivables or equipment under operating leases, and the revenue is included as financing revenue or operating lease revenue in the Consolidated Statement of Earnings.

In certain countries, IBM originates leases, loans and installment payment plans with its end-user clients and IBM Credit acquires the related receivables (and related assets for leases) at a discounted purchase price under certain financing incentive programs. IBM Credit accounts for the acquisition of these receivables as a purchase of receivables in accordance with accounting guidance. These receivables are included within net financing receivables in the Consolidated Statement of Financial Position. Income is recognized by the company over the term of the financing, and the income is recorded as financing revenue in the Consolidated Statement of Earnings.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the lease, loan or installment payment plan. Beginning in 2016, IBM Credit acquired a participation interest in IBM receivables that represents the financing portion of such transactions and assumes the associated credit risk of the IBM end-user client from IBM. These participation interests are included in the Consolidated Statement of Financial Position as receivables purchased/participated from IBM and the financing income earned from these receivables is included in financing revenue in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

the Consolidated Statement of Earnings. Prior to 2016, these receivables were part of the financing receivables in the Consolidated Statement of Financial Position.

In certain countries, the company provides loans to IBM primarily in support of its Technology Services & Cloud Platforms segment’s acquisition of IT assets used in external, revenue-producing client services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The financing income earned from these receivables is included in financing revenue in the Consolidated Statement of Earnings.

Starting in 2016, with the formation of the new financing subsidiaries, the company sells to IBM equipment returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. Net gains on these transactions are recorded within the Client Financing segment as other (income) and expense in the Consolidated Statement of Earnings.

The Commercial Financing segment provides working capital financing to suppliers, distributors and resellers of IT products and services where the company generally extends payment terms in the range of 30 to 90 days. A portion of the interest cost may include financing incentives from IBM or providers of OEM IT products and services to cover an interest-free period. Financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the clients, but may be collateralized by inventory or accounts receivable. Commercial Financing also includes factoring, in which IBM Credit purchases the receivable from suppliers, distributors or resellers. These financing transactions are included in the Consolidated Statement of Financial Position as net financing receivables and the financing income is included in financing revenue in the Consolidated Statement of Earnings. Income earned from financing incentives related to Commercial Financing is included in financing revenue and is recognized over the term of the financing.

The company also purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk of IBM’s clients. These transactions are included in receivables purchased/participated from IBM in the Consolidated Statement of Financial Position and the financing income is included in financing revenue in the Consolidated Statement of Earnings. The discount is recognized as financing revenue over the term of the financing.

The segments include an allocation of interest expense and SG&A expense by the company to each of its operating segments. Interest expense is allocated based on average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

Key drivers of the company’s financial results are the overall health of the economy, its impact on corporate IT budgets, interest rates and originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services, IBM’s product cycles and services offerings, as well as client participation rates. Participation rates reflect the propensity of clients to finance their transaction through the company in lieu of paying the supplier up-front with cash or financing through a third party. The economy can also impact the credit quality of the company’s receivables portfolio and therefore the level of provision for credit losses. Interest rates and the overall economy (including currency fluctuations) can affect both revenue and net margin. Interest rates directly impact the company by increasing or decreasing financing revenue and associated borrowing costs.

On December 31, 2016, the company divested the assets and liabilities of its U.S. remanufacturing and remarketing business to IBM. The operating results of this business are reported as discontinued operations in the Consolidated Financial Statements for 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted in the U.S. This Act resulted in the company recognizing a fourth quarter provisional one-time net tax benefit of $162 million. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Within the Management Discussion and Analysis, certain columns and rows and other figures may not add due to the use of rounded numbers for disclosure purposes. Percentages reported are calculated from the underlying whole-dollar numbers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Year in Review

The following section provides a summary of the company’s consolidated financial results for 2017 as compared to 2016:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2017	2016	Change
Revenue	$1,702	$1,840	(7.5)%
Net margin	$1,109	$1,170	(5.2)%
Net margin percentage	65.2%	63.6%	1.6	pts.
Total expense and other (income)	$354	$450	(21.4)%
Income from continuing operations before income taxes	$755	$719	4.9%
Provision for income taxes [1]	$5	$222	(97.8)%
Income from continuing operations [1]	$750	$498	50.7%
Income from continuing operations margin [1]	44.1%	27.0%	17.0	pts.
Income from discontinued operations, net of tax	$—	$131	NM
Net income [1]	$750	$629	19.3%

(1)         The enactment of U.S. tax reform resulted in the company recognizing a provisional net benefit of $162 million in December 2017. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. As a result, Net Income, Return on Equity and Member’s Interest increased and Debt-to-Equity was reduced in the fourth quarter and for the full-year 2017.

NM - Not meaningful

			Yr.-to-Yr.
(Dollars in millions)			Percent
At December 31:	2017	2016	Change
Total Assets	$39,516	$35,279	12.0%
Total Liabilities	$35,954	$31,577	13.9%
Total Member’s Interest	$3,562	$3,703	(3.8)%

At December 31:	2017		2016
Debt-to-Equity Ratio *	8.6	x	7.3	x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2017	2016
After tax income from continuing operations (1)	$750	$498
Average equity * (2)	$3,375	$3,639
Return on equity (1)/(2)	22.2%	13.7%

* Average of the ending balance of Member’s interest for the last five quarters on a continuing operations basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Financial Performance Summary for 2017 and 2016:

In 2017, the company delivered revenue of $1,702 million and net income of $750 million. In 2016, the company had revenue of $1,840 million, income from continuing operations of $498 million and income from discontinued operations, net of tax, of $131 million, resulting in net income of $629 million. In 2017, return on equity was 22.2 percent as compared to 13.7 percent in the prior year.

Total revenue decreased $139 million, or 7.5 percent, in 2017 as compared to 2016, driven by a decrease in operating lease revenue of $104 million, or 21.5 percent, and a decrease in financing revenue of $35 million, or 2.6 percent. The decrease in operating lease revenue was mainly due to a decline in average assets during 2017 as a result of a decrease in originations and asset sales to third parties. The decrease in financing revenue was due to a decline in yields on financing receivables, partially offset by an increase in average assets. Yields from any category of assets are the company’s rate of return on such assets and are calculated by dividing income from such assets by average assets during the period.

From a segment perspective, Client Financing revenue of $1,248 million in 2017 declined 14.2 percent as compared to 2016. The decline was driven by a decrease in lease and loan average asset balances and yields, and a decline in operating leases. Commercial Financing revenue of $454 million in 2017 increased 17.7 percent as compared to 2016. The increase in revenue was driven by an increase in average assets, partially offset by a decline in yields.

From a geographic perspective, revenue in 2017 declined across each of the geographies as compared to 2016. Americas revenue of $938 million declined 7.1 percent in 2017 as compared to 2016. EMEA revenue of $467 million declined 4.2 percent in 2017 as compared to the prior year. Asia Pacific revenue of $297 million declined 13.5 percent in 2017 as compared to 2016.

Net margin, which is calculated as revenue less financing costs and depreciation of equipment under operating lease was $1,109 million in 2017. Net margin decreased $61 million, or 5.2 percent, in 2017 as compared to 2016, driven by the decrease in revenue noted above, partially offset by a decrease in depreciation expense and financing cost. Depreciation expense decreased $76 million, or 24.7 percent, in 2017 as compared to 2016, primarily due to declines in operating lease average assets in 2017 as compared to the prior year. The decrease in financing cost in 2017 was due to declining average interest rates as a result of geographical mix of the asset portfolio, partially offset by an increase in average borrowings as compared to 2016. Net margin percentage of 65.2 percent in 2017 increased by 1.6 points compared to the prior year.

Total expense and other (income) of $354 million decreased $96 million, or 21.4 percent, in 2017 compared to $450 million in 2016. The year to year decrease in expense and other (income) was driven by a decrease in provisions for credit losses; an increase in other (income) and expense primarily from the sale of equipment upon early lease termination as a result of client migrations to IBM’s z14 mainframe which became available late in the third quarter of 2017; and a reduction in SG&A.

Pre-tax income from continuing operations of $755 million in 2017 increased 4.9 percent as compared to the prior year. The increase in pre-tax income was driven by the decline in total expense and other (income), partially offset by the decline in net margin noted above. Pre-tax income from continuing operations margin percentage of 44.3 percent in 2017 increased on a year-to-year basis by 5.3 points.

The provision for income taxes decreased $217 million in 2017 compared to 2016 primarily due to the enactment of U.S. tax reform resulting in a provisional net benefit of $162 million in the fourth quarter of 2017. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Income from continuing operations increased $252 million, or 50.7 percent, in 2017 as compared to 2016. Income from continuing operations margin of 44.1 percent in 2017 increased 17.0 points year to year. The continuing operations effective tax rate was 0.6 percent in 2017 as compared to 30.8 percent in 2016, driven primarily by the one-time benefit from the enactment of U.S. tax reform and a more favorable geographic mix of earnings.

Net income increased $121 million in 2017 on a year-to-year basis. The increase was primarily driven by the decrease in the provision for income taxes due to the one-time benefit from the enactment of U.S. tax reform and the increase in other (income) and expense year to year, partially offset by the decline in financing margins and the decrease in net income from discontinued operations of $131 million related to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM in 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Statements. Return on equity from continuing operations in 2017 increased by 8.5 points driven primarily by the increase in net income and a lower average equity balance year to year.

At December 31, 2017, the company continued to have the financial flexibility to support the business over the long term. Total assets of $39,516 million increased $4,237 million from December 31, 2016 driven by an increase in total financing receivables (which includes financing receivables, financing receivables from IBM and receivables purchased/participated from IBM) of $2,956 million and an increase in cash and cash equivalents of $908 million. Total liabilities of $35,954 million increased $4,378 million from December 31, 2016 driven by increases in debt of $3,447 million and accounts payable of $1,029 million. Member’s interest of $3,562 million decreased $141 million from December 31, 2016.

The company’s debt-to-equity ratio increased to 8.6 to 1 at December 31, 2017 as compared to the debt-to-equity ratio of 7.3 to 1 at December 31, 2016. Total Member’s interest decreased 3.8 percent to $3,562 million, while debt of $30,477 million increased $3,447 million, or 12.8 percent, in support of the company’s target debt-to-equity ratio of 9 to 1.

The company generated $1,034 million in cash flow from operating activities in 2017, an increase of $25 million as compared to the prior year, driven by a reduction in cash tax payments and a decrease in interest payments on debt. Net cash used in investing activities of $1,482 million in 2017 was $2,433 million higher when compared to net cash provided in 2016 of $951 million, primarily driven by an increase in financing receivable originations and lower collections year to year. Net cash provided by financing activities of $1,308 million increased $2,949 million when compared to the prior year use of cash of $1,641 million. The increased source of cash was driven primarily by higher net debt issuances and lower net distributions to IBM.

Business Segments and Capabilities

IBM Credit and its subsidiary companies are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business. The company’s operating segments, Client Financing and Commercial Financing, are business units that offer financing solutions based upon the needs of the company’s clients. Client Financing provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM; as well as acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which are used in its external, revenue-producing services contracts. Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. Commercial Financing also purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk of IBM’s client. The Client Financing and Commercial Financing business segments are described in more detail in Item 1, “Business.”

Results of Continuing Operations

Segment Details

The following is an analysis of the 2017 reportable segment results as compared to 2016. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is the income from continuing operations before income taxes and excludes income from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the year ended December 31:	2017	2016	Change
Client Financing
Revenue	$1,248	$1,455	(14.2)%
Net margin	771	887	(13.1)%
Net margin percentage	61.8%	60.9%	0.8	pts.
Pre-tax income	$574	$564	1.8%
Pre-tax margin	46.0%	38.8%	7.2	pts.
Commercial Financing
Revenue	$454	$385	17.7%
Net margin	338	283	19.3%
Net margin percentage	74.5%	73.5%	1.0	pts.
Pre-tax income	$181	$155	16.3%
Pre-tax margin	39.8%	40.3%	(0.5	)pts.
Total Segments
Revenue	$1,702	$1,840	(7.5)%
Net margin	1,109	1,170	(5.2)%
Net margin percentage	65.2%	63.6%	1.6	pts.
Pre-tax income	$755	$719	4.9%
Pre-tax margin	44.3%	39.1%	5.3	pts.

Client Financing

Client Financing revenue of $1,248 million in 2017 decreased by $207 million, or 14.2 percent, as compared to 2016. The decrease in financing revenue was driven by a decline in average assets and a decline in yields from leases and loans. The decline in yields was mainly driven by declining average interest rates in 2017 due to the geographical mix of assets, predominately due to lower asset balances in Brazil. An increase in financing revenue from financing receivables from IBM and financing receivables participated from IBM partially offset these declines. Operating lease revenue declined $104 million, mainly due to a decline in average assets during 2017 as a result of a decrease in originations and asset sales to third parties.

Net margin decreased $116 million, or 13.1 percent, as compared to 2016. The decrease was driven by the revenue decline noted above, partially offset by a decrease in depreciation of $76 million and a decrease in interest expense of $15 million. The decrease in depreciation was due to the decline in average assets during the year as noted above, and the decrease in interest expense was due to lower average debt in higher interest rate countries during 2017.

Pre-tax income increased $10 million, or 1.8 percent, in 2017 as compared to 2016. The increase was primarily driven by an increase in equipment sales to IBM of $80 million and a decline in the provision for credit losses of $43 million, partially offset by a decline in net margin of $116 million. The increase in equipment sales to IBM was driven by a higher level of early lease terminations as a result of client migration to IBM’s z14 mainframe. The decline in the provision for credit losses in 2017 was primarily due to lower specific reserve requirements in Latin America. At December 31, 2017, the allowance for credit losses coverage was 0.9 percent, a decrease of 41 basis points as compared to December 31, 2016.

Commercial Financing

Commercial Financing revenue of $454 million in 2017 increased $68 million, or 17.7 percent, as compared to 2016. The growth in revenue was driven by an increase in average financing receivable assets due to increased volumes primarily with existing OEM IT suppliers, partially offset by a decline in yields from these investments during the year due to competitive market conditions and lower interest rates in 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Net margin increased $55 million, or 19.3 percent, as compared to 2016. The increase was driven by an increase in revenue as noted above, partially offset by an increase in interest expense of $14 million. The increase in interest expense was due to higher average asset balances in 2017.

Pre-tax income increased $25 million, or 16.3 percent, as compared to 2016 driven primarily by the increase in net margin noted above, partially offset by an increase in SG&A expense of $21 million.

Geographic Revenue

(Dollars in millions)			Yr.-to-Yr. Percent
For the year ended December 31:	2017	2016	Change
Revenue	$1,702	$1,840	(7.5)%
Geographies
Americas	$938	$1,010	(7.1)%
Europe/Middle East/Africa	467	488	(4.2)
Asia Pacific	297	343	(13.5)

Americas revenue of $938 million decreased $72 million, or 7.1 percent, in 2017 as compared to 2016, driven primarily by a decline in operating lease revenue of $58 million.

EMEA revenue of $467 million decreased $21 million, or 4.2 percent, in 2017 as compared to 2016, driven primarily by a decline in operating lease revenue of $17 million.

Asia Pacific revenue of $297 million decreased $46 million, or 13.5 percent, in 2017 as compared to 2016, driven primarily by a decline in operating lease revenue of $29 million.

Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the year ended December 31:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$378	$388	(2.7)%
Provisions for credit losses	15	72	(78.7)
Other (income) and expense	(39)	(9)	317.3
Total expense and other (income)	$354	$450	(21.4)%
Total expense-to-revenue ratio	20.8%	24.5%	(3.7	)pts.

Total expense and other (income) of $354 million in total expense decreased $96 million, or 21.4 percent, in 2017 as compared to 2016. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the year ended December 31:	2017	2016	Change
Selling, general and administrative expense
Selling, general and administrative - other	$132	$141	(6.2)%
Contracted services	28	24	13.4
Functional support services and other related party expenses	218	223	(2.3)
Total selling, general and administrative expense	$378	$388	(2.7)%

Total SG&A expense decreased $11 million, or 2.7 percent, as compared to 2016, due to a decrease in SG&A-other expense of $9 million, a decrease in functional support services expense charged to the company by IBM of $5 million, partially offset by an increase in contracted services expense of $3 million. For additional information on support expenses charged by IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses decreased $56 million, or 78.7 percent, as compared to 2016, due to higher general reserves in Brazil in 2016, partially offset by higher specific reserves in Europe in 2017. For additional information on provisions for credit losses, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent/Margin
For the year ended December 31:	2017	2016	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$(214)	$73	$ NM
(Gains)/losses on derivative instruments	240	(70)	NM
(Gains)/losses on sale of equipment upon lease termination	(117)	(37)	(214.7)%
Other expense and (income)	52	24	114.8%
Total other (income) and expense	$(39)	$(9)	$317.3%

NM - Not Meaningful

Total other (income) and expense was income of $39 million, an increase of $29 million in 2017 as compared to 2016. Other (income) and expense includes losses on derivative instruments of $240 million, partially offset by foreign currency transaction gains of $214 million in 2017. The losses from foreign currency transactions of $73 million in the prior year were partially offset by gains on derivative instruments of $70 million in 2016. For additional information on currency impacts and derivative instruments, see note D, “Financial Instruments,” to the Consolidated Financial Statements. The increase in gains on sale of equipment was driven by a higher level of sales of equipment to IBM upon early lease termination primarily due to client migration to IBM’s z14 mainframe during the fourth quarter of 2017. Other expense and (income) increased year-to-year due primarily to credit insurance recoveries in the Commercial Financing portfolio recognized as other (income) in the prior year.

Income Taxes

The continuing operations effective tax rate for 2017 was 0.6 percent, a decrease of 30.2 points, as compared to 2016. The fourth quarter net benefit of $162 million related to the impact of the enactment of the U.S. Tax Cuts and Jobs Act resulted in a decrease to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

the effective tax rate of 21.4 percent. Without this benefit, the continuing operations tax rate would have been 22.1 percent, as compared to 30.8 percent in 2016, with the remaining change in the rate year to year driven by the following factors:

•                  A benefit due to the geographic mix of pre-tax earnings in 2017 of 11.3 points; partially offset by

•                  An increase in year-to-year valuation allowances in certain foreign separate income tax returns of 1.7 points, and

•                  An increase due to the establishment of reserves for uncertain tax liabilities related to certain foreign separate income tax returns of 0.8 points.

Results of Discontinued Operations

The U.S. remanufacturing and remarketing business was divested to IBM at December 31, 2016, and therefore, is reflected as discontinued operations in 2016. The income from discontinued operations, net of tax, in 2016 was $131 million. There was no gain or loss recognized on the divestiture in 2016. There was no income from discontinued operations in 2017. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of direct financing leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade accounts receivable and IBM receivables that have been participated to IBM Credit. Financing receivables from IBM include loan financing to IBM’s Technology Services & Cloud Platforms’ segment. For additional information relating to financing activities with IBM, see note C, “Relationship with IBM and Related Party Transactions.”

Total assets of $39,516 million at December 31, 2017, increased $4,237 million (including an increase of $1,520 million from currency), as compared to year-end 2016, driven by:

•                  An increase in net financing receivables of $1,385 million (including an increase of $926 million from currency) primarily driven by Commercial Financing originations; and

•                  An increase in receivables purchased/participated from IBM of $1,342 million (including an increase of $236 million from currency) driven by an increase in receivable interests participated from IBM; and

•                  An increase in cash and cash equivalents of $908 million (including an increase of $48 million from currency); and

•                  An increase in other receivables from IBM of $542 million (including an increase of $178 million from currency) primarily relating to an increase in excess cash invested with IBM; and

•                  An increase in financing receivables from IBM of $229 million (including an increase of $92 million from currency).

At December 31, 2017, substantially all Client Financing and Commercial Financing assets were IT related assets, and approximately 54 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 17 points to 71 percent.

For additional information relating to other receivables with IBM originating from cash invested with IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Total liabilities of $35,954 million at December 31, 2017, increased $4,378 million (including an increase of $1,077 million from currency), as compared to year-end 2016 primarily driven by:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

•                  An increase in debt with third parties of $5,055 million (including an increase of $6 million from currency) driven by the third-quarter 2017 debt securities issuance of $3,000 million and an increase in commercial paper of $1,496 million;

•                  An increase in accounts payable to IBM of $775 million (including an increase of $29 million from currency) driven primarily by higher volumes transacted late in the fourth quarter year-to-year in the Client Financing and Commercial Financing portfolios; partially offset by

•                  A decline in debt payable to IBM of $1,608 million (including an increase of $977 million from currency).

Total Member’s interest of $3,562 million decreased $141 million from December 31, 2016, as a result of:

•                  Net transfers to IBM ($942 million) and distributions to IBM ($437 million); partially offset by

•                  Increases from net income ($750 million), foreign currency translation ($365 million) and contributions from IBM ($121 million).

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

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2017	2016	Change
Client Financing	$13,191	$11,611	13.6%
Commercial Financing [1]	63,019	53,983	16.7%
Total originations	$76,210	$65,594	16.2%

(1) Commercial Financing originations in 2016 were recast to conform with a change in currency calculation methodology in 2017.

For the year ended December 31, 2017, the company originated $13,191 million of Client Financing leases and loans as compared to $11,611 million for the year ending December 31, 2016. The year-to-year increase of $1,580 million was driven by higher originations in the Americas in part due to client migration to the IBM z14 mainframe. For the year ending December 31, 2017, the company originated $63,019 million of Commercial Financing receivables as compared to $53,983 million for the year ending December 31, 2016. The year-to-year increase of $9,036 million was driven by higher originations primarily in the Americas, mainly due to increases in OEM IT originations with existing OEM suppliers and in IBM originations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Segment Assets

	Client Financing			Commercial Financing
			Yr.-to-Yr.			Yr.-to-Yr.
(Dollars in millions)			Percent			Percent
For the year ended December 31:	2017	2016	Change	2017	2016	Change
Financing receivables, net	$14,939	$15,244	(2.0)%	$11,127	$9,436	17.9%
Equipment under operating leases, net	401	506	(20.8)	—	—	—
Financing receivables from IBM	3,743	3,513	6.5	—	—	—
Receivables purchased/participated from IBM, net	3,798	2,423	56.8	1,441	1,474	(2.3)
Total assets	$22,880	$21,687	5.5%	$12,568	$10,911	15.2%

Total Client Financing assets of $22,880 million at December 31, 2017 increased $1,194 million as compared to year-end 2016. The increase in Client Financing assets was driven primarily by an increase in participated receivables from IBM as well as financing receivables from IBM. This increase was offset by a decline in net financing receivables driven by cash collections in excess of new originations within the lease portfolio and declines in operating leases due to lower originations and asset sales.

Total Commercial Financing assets of $12,568 million at December 31, 2017 increased $1,657 million as compared to year-end 2016. The increase in Commercial Financing assets was driven by new originations exceeding cash collections, partially offset by a decrease in purchased receivables from IBM. The growth in new originations was primarily driven by increased volumes with existing OEM IT suppliers. The reduction in purchased receivables from IBM was due to a decrease in purchased interests in certain of IBM’s trade accounts receivable.

The company’s receivables portfolio at December 31, 2017 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (13 percent), Services (13 percent), Retail (8 percent), Communications (6 percent), Healthcare (6 percent) and Other (6 percent). The company’s receivables portfolio at December 31, 2016 represented the following industry profile: Financial (34 percent), Government (14 percent), Manufacturing (13 percent), Services (12 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

For additional information relating to financing receivables with IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. For additional information on the company’s debt, see note G, “Borrowings,” to the Consolidated Financial Statements.

Financing Receivables and Allowances

The following table presents net financing receivables excluding residual values and the allowance for credit losses, as well as loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

(Dollars in millions)
At December 31:	2017	2016
Gross financing receivables	$31,004	$28,387
Specific allowance for credit losses	107	148
Unallocated allowance for credit losses	106	130
Total allowance for credit losses	213	277
Net financing receivables	$30,791	$28,109
Allowance for credit losses coverage	0.7%	1.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2017	Additions	Write-offs *	Other **	December 31, 2017
$277	$15	$(91)	$11	$213

  *  Represents reserved receivables, net of recoveries, that were written off during the period.

**  Primarily represents translation adjustments.

The allowance for credit losses on financing receivables at December 31, 2017 was $213 million, or 0.7 percent of gross financing receivables. At December 31, 2016, the allowance for credit losses on financing receivables was $277 million, or 1.0 percent of gross financing receivables.

Specific reserves decreased $41 million to $107 million at December 31, 2017 as compared to December 31, 2016, primarily due to write offs of previously reserved receivables in China and Brazil.

Unallocated reserves were $106 million at December 31, 2017, a decrease of $23 million as compared to December 31, 2016, primarily due to higher general reserve requirements in Brazil during 2016.

Bad debt expense was $15 million in 2017 as compared to $72 million in 2016. The year-to-year decrease in bad debt expense was due to higher reserve requirements in Brazil during 2016.

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

The company optimizes the recovery of residual values by extending lease arrangements with current clients. Assets returned from lease are sold to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value.

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at December 31, 2017 and 2016. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at December 31, 2017 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $698 million in 2017 and $329 million in 2016, increasing on a year-to-year basis, primarily relating to the IBM Z product announcement in 2017. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $153 million in 2017 and $169 million in 2016. The associated aggregate guaranteed future values at the scheduled end of lease of both IBM and OEM IT equipment were $43 million and $19 million for the financing transactions originated in 2017 and 2016, respectively. The cost of guarantees was $4 million and $2 million for the years ended December 31, 2017 and 2016, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Unguaranteed Residual Value

	Total		Estimated Run Out of 2017 Balance
(Dollars in millions)						2021 and
At December 31:	2016	2017	2018	2019	2020	Beyond
Direct financing leases	$532	$533	$116	$162	$134	$122
Operating leases	100	76	23	24	18	11
Total unguaranteed residual value	$632	$610	$139	$187	$151	$133
Related original amount financed	$11,510	$10,851
Percentage	5.5%	5.6%

Consolidated Fourth-Quarter Financial Results

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2017	2016	Change
Revenue	$427	$439	(2.7)%
Net margin	$280	$281	(0.6)%
Net margin percentage	65.4%	64.0%	1.4	pts.
Total expense and other (income)	$13	$91	(85.7)%
Income from continuing operations before income taxes	$267	$191	39.8%
Provision for/(benefit from) income taxes [1]	$(107)	$55	NM
Income from continuing operations [1]	$374	$136	175%
Income from continuing operations margin [1]	87.5%	30.9%	56.6	pts.
Income from discontinued operations, net of tax	$—	$62	NM
Net income [1]	$374	$198	89.3%

(1) The enactment of U.S. tax reform resulted in the company recognizing a provisional net benefit of $162 million in December 2017. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. As a result, Net Income, Return on Equity and Member’s Interest increased and Debt-to-Equity was reduced in the fourth quarter and for the full-year 2017.

NM - Not meaningful

Fourth Quarter Financial Performance Summary:

In the fourth quarter of 2017, the company delivered revenue of $427 million and income from continuing operations and net income of $374 million. In 2016, the company had revenue of $439 million, income from continuing operations of $136 million and income from discontinued operations, net of tax, of $62 million, resulting in net income of $198 million.

Total revenue decreased $12 million, or 2.7 percent, in the fourth quarter of 2017 as compared to the fourth quarter of 2016, driven by a decrease in operating lease revenue of $17 million, or 15.9 percent, partially offset by an increase in financing revenue of $5 million, or 1.7 percent. The decrease in operating lease revenue was primarily due to a decline in average assets due to lower originations and higher asset sales in 2017. The increase in financing revenue was primarily due to an increase in average assets, partially offset by a decline in yields.

From a segment perspective, Client Financing revenue of $303 million in the fourth quarter of 2017 declined 11.1 percent as compared to the same period in 2016. The decline was driven by a decrease in financing yields and lower operating lease revenue. Commercial Financing revenue of $124 million in the fourth quarter of 2017 increased 26.2 percent as compared to the same prior-year period. The increase in revenue was driven by an increase in financing yields and average assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

From a geographic perspective, revenue in the fourth quarter of 2017 declined in the Americas and Asia Pacific geographies while EMEA grew year to year. Americas revenue of $237 million declined 4.2 percent in the fourth quarter of 2017 as compared to the fourth quarter of 2016, primarily due to a decline in revenue from operating leases. EMEA revenue of $118 million increased 5.3 percent in the fourth quarter of 2017 as compared to the fourth quarter of the prior year, primarily due to an increase in Commercial Financing revenue. Asia Pacific revenue of $73 million decreased 9.2 percent in the fourth quarter of 2017 as compared to the same period in 2016, primarily due to a decline in operating lease revenue.

Net margin was $280 million in the fourth quarter of 2017, a decline of $2 million, or 0.6 percent, as compared to the fourth quarter of 2016. The decline year to year was driven by the decrease in revenue noted above and an increase in financing cost, partially offset by a decrease in depreciation expense. The increase in financing cost in the fourth quarter of 2017 was primarily due to an increase in average borrowings and higher interest rates as compared to the fourth quarter of 2016. Depreciation expense decreased $19 million, or 26.2 percent, in the fourth quarter of 2017 as compared to the same period in the prior year, primarily due to declines in the average net investment in operating leases in 2017 as compared to the prior year. Net margin percentage of 65.4 percent in the fourth quarter of 2017 increased by 1.4 points compared to the same period in the prior year.

Total expense and other (income) of $13 million decreased $78 million, or 85.7 percent, in the fourth quarter of 2017 compared to $91 million in the fourth quarter of 2016. The year to year decrease in expense and other (income) was driven primarily by an increase in other (income) and expense from the sale of equipment to IBM and a reduction in SG&A, partially offset by an increase in provisions for credit losses. The increase in equipment sales to IBM is driven by a higher level of early lease terminations as a result of client migration to the IBM z14 mainframe.

Pre-tax income from continuing operations in the fourth quarter of 2017 of $267 million increased 39.8 percent as compared to the same period in the prior year. The increase in pre-tax income was driven by the decline in total expense and other (income), partially offset by a decrease in net margin. The pre-tax income from continuing operations margin percentage of 62.4 percent in the fourth quarter of 2017 increased on a year-to-year basis by 19.0 points.

Income taxes decreased $162 million in the fourth quarter of 2017 compared to the fourth quarter of 2016 due to the enactment of U.S. tax reform in December 2017, resulting in a provisional net benefit of $162 million. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the one-time U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Income from continuing operations increased $238 million, or 175.2 percent, in the fourth quarter of 2017 as compared to the same period in 2016, primarily due to the one-time benefit from the enactment of U.S. tax reform. Income from continuing operations margin of 87.5 percent in the fourth quarter of 2017 increased 56.6 points year to year. The continuing operations effective tax rate was (40.3) percent in the fourth quarter of 2017 as compared to 28.7 percent in the fourth quarter of 2016, driven primarily by the one-time benefit from the enactment of U.S. tax reform.

Net income increased $176 million in the fourth quarter of 2017 as compared to the fourth quarter of 2016. The increase was primarily driven by the decrease in the effective tax rate in fourth quarter of 2017 as noted above and the increase in other (income) and expense in the fourth quarter year-to-year, partially offset by the decline in net profit from discontinued operations of $62 million related to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM as of December 31, 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Results of Continuing Operations

Segment Details

The following is an analysis of the reportable segment results for the fourth quarter ended December 31, 2017, as compared to the fourth quarter ended December 31, 2016. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is the income from continuing operations before income taxes and excludes income from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the fourth quarter:	2017	2016	Change
Client Financing
Revenue	$303	$341	(11.1)%
Net margin	187	209	(10.4)%
Net margin percentage	61.7%	61.2%	0.5	pts.
Pre-tax income	$209	$156	33.8%
Pre-tax margin	68.9%	45.8%	23.1	pts.
Commercial Financing
Revenue	$124	$98	26.2%
Net margin	92	73	27.3%
Net margin percentage	74.4%	73.8%	0.6	pts.
Pre-tax income	$58	$35	66.9%
Pre-tax margin	46.5%	35.2%	11.3	pts.
Total Segments
Total revenue	$427	$439	(2.7)%
Net margin	280	281	(0.6)%
Net margin percentage	65.4%	64.0%	1.4	pts.
Pre-tax income	$267	$191	39.8%
Pre-tax margin	62.4%	43.4%	19.0	pts.

Client Financing

Client Financing revenue of $303 million in the fourth quarter of 2017 decreased by $38 million, or 11.1 percent, as compared to the same period in 2016. The decrease in revenue was driven by a decline in yields, partially offset by an increase in average client financing receivables. Operating lease revenue declined $17 million mainly due to a decline in average assets during 2017 as a result of a decrease in originations and asset sales to third parties.

Net margin decreased $22 million, or 10.4 percent, as compared to the same period in 2016. The decrease was driven by the revenue decline noted above and an increase in interest expense of $3 million, partially offset by a decrease in depreciation of $19 million. The decrease in depreciation was due to the decline in operating lease average asset balances during the year as noted above. The increase in interest expense was due to an increase in average asset balances and an increase in interest rates.

Pre-tax income in the fourth quarter of 2017 increased $53 million, or 33.8 percent, as compared to the fourth quarter of 2016. The increase was primarily driven by an increase in other (income) from the sale of equipment to IBM of $68 million and a reduction in SG&A of $22 million, partially offset by the decrease in the net margin mentioned above and an increase in provisions for credit losses of $19 million. The increase in other (income) is mainly driven by equipment sales to IBM due to a higher level of early lease terminations as a result of client migration to the IBM z14 mainframe. The decline in SG&A expense was driven primarily by a decrease in SG&A-other expense of $18 million and lower functional support services charged by IBM of $5 million in 2017. The increase in the provision for credit losses in the fourth quarter of 2017 compared to the fourth quarter of 2016 was due to higher specific reserves in Europe in the current year.

Commercial Financing

Commercial Financing revenue of $124 million in the fourth quarter of 2017 increased $26 million, or 26.2 percent, as compared to the same period in 2016. The growth in revenue was driven by an increase in yields and an increase in average asset balances with Commercial Financing clients due to an increase in volumes primarily with existing OEM IT suppliers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Net margin increased $20 million, or 27.3 percent, in the fourth quarter of 2017 as compared to the same period in 2016. The increase was driven by the growth in revenue noted above, partially offset by an increase in interest expense of $6 million due to an increase in average asset balances and an increase in interest rates.

Pre-tax income in the fourth quarter of 2017 increased $23 million, or 66.9 percent, as compared to the fourth quarter of 2016, driven primarily by an improvement in net margin of $20 million and a decrease in provision for credit losses of $5 million.

Geographic Revenue

(Dollars in millions)			Yr.-to-Yr. Percent
For the fourth quarter ended December 31:	2017	2016	Change
Revenue	$427	$439	(2.7)%
Geographies
Americas	$237	$247	(4.2)%
Europe/Middle East/Africa	118	112	5.3
Asia Pacific	73	80	(9.2)

Americas revenue of $237 million decreased $10 million, or 4.2 percent, in the fourth quarter of 2017 as compared to the same period in 2016, driven primarily by declines in operating lease revenue of $12 million.

EMEA revenue of $118 million increased $6 million, or 5.3 percent, in the fourth quarter of 2017 as compared to the fourth quarter of 2016, driven primarily by an increase in commercial financing revenue, partially offset by declines in client financing revenue.

Asia Pacific revenue of $73 million decreased $7 million, or 9.2 percent, in the fourth quarter of 2017 as compared to the same period in 2016, primarily driven by a decline in operating lease revenue of $4 million.

Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the fourth quarter ended December 31:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$75	$101	(26.0)%
Provisions for/(benefits from) credit losses	5	(10)	NM
Other (income) and expense	(66)	0	NM
Total expense and other (income)	$13	$91	(85.7)%
Total expense-to-revenue ratio	3.0%	20.7%	(17.6	)pts.

NM - Not meaningful

Total expense and other (income) of $13 million in expense decreased $78 million, or 85.7 percent, in the fourth quarter of 2017 as compared to the prior-year fourth quarter. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the fourth quarter ended December 31:	2017	2016	Change
Selling, general and administrative expense
Selling, general and administrative - other	$25	$43	(42.4)%
Contracted services	5	8	(40.0)
Functional support services and other related party expenses	45	50	(9.4)
Total selling, general and administrative expense	$75	$101	(26.0)%

SG&A decreased $26 million in the fourth quarter of 2017, driven by a decrease in SG&A-other expense of $18 million, a decrease in functional support services expense charged by IBM of $5 million and contracted services expense of $3 million.

Provision for Credit Losses

Provisions for credit losses increased $15 million in the fourth quarter of 2017 as compared to the fourth quarter of 2016, primarily due to higher specific reserves in Europe in the current year. For additional information on provisions for credit losses, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the fourth quarter ended December 31:	2017	2016	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$(3)	$74	NM
(Gains)/losses on derivative instruments	(4)	(70)	(93.7)%
(Gains)/losses on sale of equipment upon lease termination	(78)	(10)	NM
Other	19	6	224.3%
Total other (income) and expense	$(66)	$0	NM

NM - Not Meaningful

Other (income) and expense was $66 million in income in the fourth quarter of 2017. Other (income) and expense was immaterial in the fourth quarter of 2016. The increase in income in the fourth quarter of 2017 was primarily driven by a higher level of sales of equipment to IBM upon early lease termination, mainly due to client migration to the IBM z14 mainframe. In the fourth quarter of 2017, the gains from foreign currency transactions and derivative instruments were $3 million and $4 million, respectively. In the fourth quarter of the prior year, losses from foreign currency transactions of $74 million were mainly offset by gains from derivative instruments of $70 million. For additional information, see note D, “Financial Instruments,” to the Consolidated Financial Statements.

Income Taxes

The continuing operations effective tax rate for the fourth quarter of 2017 was (40.3) percent, a decrease of 68.9 points, as compared to the fourth quarter of 2016. The year-to-year decline in the effective tax rate in the period was primarily resulting from the enactment of U.S. tax reform in December 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Discontinued Operations

The U.S. remanufacturing and remarketing business was divested to IBM at December 31, 2016, and therefore, is reflected as discontinued operations in the fourth quarter of 2016. The net income from discontinued operations in the fourth quarter of 2016 was $62 million. There was no gain or loss recognized on the divestiture in 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Cash Flow

The company generated $427 million in cash flow from operating activities in the fourth quarter of 2017, an increase of $22 million as compared to the same period in the prior year. Net cash used in investing activities of $1,457 million in the fourth quarter of 2017 was $4,875 million higher when compared to net cash provided in the fourth quarter of 2016 of $3,419 million. This was driven by lower cash sourced from other receivables from IBM of $4,384 million and increased Commercial Financing originations in the current year. Net cash provided by financing activities of $1,812 million increased $5,555 million in the fourth quarter of 2017 compared to the same period in 2016 driven by year-to-year improvements from debt transactions with related parties of $3,353 million, the issuance of $1,496 million of commercial paper in 2017, and lower cash used in net equity transactions with IBM of $667 million.

In the third quarter of 2016, $5.7 billion was invested with IBM and was subsequently borrowed by the company in the form of short-term debt in multiple currencies. These amounts were settled early in the fourth quarter of 2016 and are presented as separate cash flows. The cash invested with IBM is reflected within other receivables with IBM within investing activities and the subsequent borrowing from IBM is reflected within short-term borrowings from/(repayments to) IBM-net within financing activities in the Consolidated Statement of Cash Flows as there was no netting arrangement in place at September 30, 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Prior Year in Review

The following section provides a summary of the company’s consolidated financial results in 2016 as compared to 2015.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2016	2015	Change
Revenue	$1,840	$2,074	(11.2)%
Net margin	$1,170	$1,229	(4.9)%
Net margin percentage	63.6%	59.3%	4.3	pts.
Total expense and other (income)	$450	$446	0.9%
Income from continuing operations before income taxes	$719	$783	(8.1)%
Provision for income taxes	$222	$311	(28.7)%
Income from continuing operations	$498	$472	5.4%
Income from continuing operations margin	27.0%	22.8%	4.3	pts.
Income from discontinued operations, net of tax	$131	$255	(48.6)%
Net income	$629	$727	(13.6)%

			Yr.-to-Yr.
(Dollars in millions)			Percent
At December 31:	2016	2015	Change
Total Assets	$35,279	$35,691	(1.2)%
Total Liabilities	$31,577	$31,958	(1.2)%
Total Member’s Interest	$3,703	$3,733	(0.8)%

At December 31:	2016		2015
Debt-to-Equity Ratio *	7.3	x	7.3	x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2016	2015
After tax income from continuing operations (1)	$498	$472
Average equity * (2)	$3,639	$3,704
Return on equity (1)/(2)	13.7%	12.7%

* Average of the ending balance of Member’s interest for the last five quarters on a continuing operations basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Financial Performance Summary for 2016 and 2015:

In 2016, the company delivered revenue of $1,840 million, income from continuing operations of $498 million and income from discontinued operations, net of tax, of $131 million, resulting in net income of $629 million. In 2015, the company had revenue of $2,074 million, income from continuing operations of $472 million and income from discontinued operations, net of tax, of $255 million, resulting in net income of $727 million. In 2016 and 2015, return on equity was 13.7 percent and 12.7 percent, respectively.

Total revenue decreased $233 million, or 11.2 percent, in 2016 as compared to 2015, primarily driven by a decrease in financing revenue of $142 million, or 9.5 percent, and a decrease in operating lease revenue of $91 million, or 15.8 percent. The decrease in financing revenue was primarily due to a decline in average assets and a decline in yields from these investments. The decrease in operating lease revenue was mainly due to a decline in originations during 2016.

From a segment perspective, Client Financing revenue of $1,455 million in 2016 declined 15.1 percent as compared to $1,714 million in 2015. The decline in revenue was driven by a decrease in average assets, as well as a decline in yields for both capital leases and loans. Commercial Financing revenue of $385 million in 2016 increased 7.3 percent as compared to $359 million in 2015. The increase in revenue in 2016 was driven by an increase in average assets, partially offset by a decline in yields.

From a geographic perspective, revenue declined in 2016 in the Americas and EMEA, partially offset by growth in Asia Pacific. Americas revenue of $1,010 million in 2016 declined 17.6 percent as compared to 2015, primarily due to a decline in revenue from operating leases in the U.S. and yields in Brazil. EMEA revenue of $488 million in 2016 declined 4.5 percent as compared to 2015. Asia Pacific revenue of $343 million grew 1.7 percent in 2016 as compared to 2015.

Net margin in 2016 was $1,170 million as compared to $1,229 million in 2015. In 2016, net margin decreased $60 million or 4.9 percent, as compared to 2015. The decline in 2016 was driven by the decreases in revenue noted above, partially offset by a decrease in financing cost and depreciation expense. The decrease in financing cost in 2016 was primarily due to declining interest rates partially offset by an increase in average borrowings as compared to 2015. Depreciation expense decreased $71 million or 18.9 percent in 2016 as compared to 2015. The decrease in depreciation expense in 2016  was due to the decline in the average net investment in operating leases in the current year as compared to the prior year. Net margin percentage of 63.6 percent in 2016 increased by 4.3 points compared to the prior year.

Total expense and other (income) was $450 million in 2016 as compared to $446 million in 2015. Total expense and other (income) increased $4 million, or 0.9 percent, in 2016 as compared to 2015, primarily due to an increase in SG&A, partially offset by a decrease in provisions for credit losses.

Pre-tax income from continuing operations of $719 million in 2016 decreased 8.1 percent in 2016 as compared to 2015. The decrease in pre-tax income in 2016 was primarily driven by the decline in revenue, partially offset by a decrease in financing cost and depreciation expense. Pre-tax income from continuing operations margin percentage of 39.1 percent in 2016 and 37.8 percent in 2015 increased on a year-to-year basis by 1.3 points.

Income from continuing operations increased $25 million, or 5.4 percent, in 2016 as compared to 2015. Income from continuing operations margin of 27.0 percent in 2016 increased 4.3 points as compared to 22.8 percent in 2015. The continuing operations effective tax rate was 30.8 percent in 2016 and 39.7 percent in 2015.

Net income decreased by $99 million in 2016 on a year to year basis. Net income included a net profit from discontinued operations of $131 million in 2016 and $255 million in 2015 related to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM in 2016. The decrease in net income in 2016 was primarily due to a decline in net profit from discontinued operations of $124 million in 2016 as compared to 2015. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

In 2016, return on equity increased by 0.9 points primarily driven by a lower average equity balance year to year and an increase in net income from continuing operations.

At December 31, 2016, the company continued to have the financial flexibility to support the business over the long term. Cash, cash equivalents and cash invested with IBM at December 31, 2016 were $2,222 million, an increase of $689 million from December 31, 2015. Key drivers in the balance sheet and total cash flows were:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total assets of $35,279 million at December 31, 2016 decreased $412 million as compared to December 31, 2015, driven primarily by:

•                  A decrease in financing receivables of $905 million; partially offset by

•                  An increase in other receivables with IBM of $403 million primarily due to an increase in excess cash invested with IBM.

Total liabilities of $31,577 million decreased $382 million as compared to December 31, 2015, driven primarily by:

•                  A decrease in accounts payable of $415 million, and

•                  A decrease in total debt of $219 million; partially offset by

•                  An increase in total other liabilities of $502 million.

Total Member’s interest of $3,703 million decreased $30 million from December 31, 2015, as a result of:

•                  Decreases from net transfers to IBM ($674 million); partially offset by

•                  Increases from net income ($629 million).

The company’s debt-to-equity ratio at December 31, 2016 of 7.3 to 1 remained flat with the prior year. Total Member’s interest decreased 0.8 percent, while total debt of $27,030 million decreased $219 million, or 0.8 percent.

The company generated $1,010 million in cash flow from operating activities in 2016, a decrease of $84 million as compared to the prior year, primarily driven by lower net income performance. Net cash provided by investing activities of $951 million in 2016 was $1,666 million higher as compared to net cash used in investing activities in 2015 of $715 million, primarily driven by a decline in originations year to year ($4,024 million), partially offset by lower collections from financing receivables of $1,260 million and an increase in excess cash invested with IBM of $403 million. Net cash used in financing activities was $1,641 million in 2016 as compared to $176 million in the prior year, driven primarily by higher net transfers to IBM ($791 million) and lower net debt issuances ($674 million) year to year.

Results of Continuing Operations

Segment Details

The following is an analysis of the 2016 and 2015 reportable segment results. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is the income from continuing operations before income taxes and excludes income from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the year ended December 31:	2016	2015	Change
Client Financing
Revenue	$1,455	$1,714	(15.1)%
Net margin	887	991	(10.5)%
Net margin percentage	60.9%	57.8%	3.2	pts.
Pre-tax income	$564	$620	(9.1)%
Pre-tax margin	38.7%	36.2%	2.6	pts.
Commercial Financing
Revenue	$385	$359	7.3%
Net margin	283	239	18.6%
Net margin percentage	73.5%	66.5%	7.0	pts.
Pre-tax income	$155	$163	(4.5)%
Pre-tax margin	40.3%	45.3%	(5.0	)pts.
Total Segments
Revenue	$1,840	$2,074	(11.2)%
Net margin	1,170	1,229	(4.9)%
Net margin percentage	63.6%	59.3%	4.3	pts.
Pre-tax income	$719	$783	(8.1)%
Pre-tax margin	39.1%	37.8%	1.3	pts.

Client Financing

Client Financing revenue of $1,455 million in 2016 decreased by $259 million, or 15.1 percent, as compared to 2015. The decrease in revenue was driven by financing leases and loans due to a decline in average assets and a decline in yields from these investments. An increase in revenue from financing receivables from IBM partially offset these declines. The decline in yields was mainly due to declining interest rates in 2016. Operating lease revenue declined $91 million, primarily due to a decline in the investment in operating lease equipment during the year.

Net margin decreased $104 million, or 10.5 percent, as compared to 2015. The decrease was primarily driven by the revenue decline noted above, partially offset by a decrease in depreciation of $71 million and a decrease in interest expense of $84 million. The decrease in depreciation was due to the decline in average assets during the year as noted above, and the decrease in interest expense was due to lower funding requirements in higher interest rate countries during 2016.

Pre-tax income decreased $57 million, or 9.1 percent, in 2016 as compared to 2015. The decrease was primarily driven by a decline in net margin of $104 million and an increase in SG&A expense of $32 million, partially offset by a decline in the provision for credit losses of $84 million. The decline in the provision for credit losses in 2016 was primarily due to lower specific reserve requirements in China, partially offset by higher reserves in Latin America. The increase in SG&A expense in 2016 was due to an increase in functional support expenses charged by IBM. At December 31, 2016, the allowance for credit losses coverage was 1.3 percent, a decrease of 161 basis points as compared to 2015. The decrease in coverage in 2016 was primarily due to the impaired receivables and associated allowance retained by IBM due to IBM’s ongoing collection efforts. For additional information, see note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

Commercial Financing

Commercial Financing revenue of $385 million in 2016 increased $26 million, or 7.3 percent, as compared to 2015. The growth in revenue was driven by an increase in average assets with Commercial Financing clients due to an expansion with OEM suppliers. The increase in revenue was partially offset by a decline in yields from these investments during the year due to competitive market conditions and lower interest rates in 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Net margin increased $44 million, or 18.6 percent, as compared to 2015. The increase was primarily driven by an increase in revenue as noted above, and a decrease in interest expense. The decrease in interest expense was due to lower funding requirements in higher interest rate countries in 2016.

Pre-tax income decreased $7 million, or 4.5 percent, as compared to 2015 driven by an increase in SG&A expense of $31 million and an increase in the provision for credit losses of $23 million, partially offset by an increase in net margin of $44 million. The increase in the provision for credit losses was driven primarily by an increase in unallocated reserves resulting from an increase in Commercial Financing receivables at the end of the year and an increase in specific reserves.

Geographic Revenue

(Dollars in millions)			Yr.-to-Yr. Percent
For the year ended December 31:	2016	2015	Change
Revenue	$1,840	$2,074	(11.2)%
Geographies
Americas	$1,010	$1,226	(17.6)%
Europe/Middle East/Africa	488	510	(4.5)
Asia Pacific	343	337	1.7

Americas revenue of $1,010 million decreased $216 million, or 17.6 percent, in 2016 as compared to 2015, driven by the U.S. and Brazil. The decrease in the U.S. was driven by a decline in operating leases. The decrease in Brazil was driven by a decline in yields and average assets.

EMEA revenue of $488 million decreased $23 million, or 4.5 percent, in 2016 as compared to 2015, driven primarily by a decline in operating leases in Germany.

Asia Pacific revenue of $343 million increased $6 million, or 1.7 percent, in 2016 as compared to 2015. The increase was driven by an increase in yields for financing leases in Japan and loan financing in Australia.

Total Expense and Other (Income)

(Dollars in millions)			Yr.-to-Yr. Percent/ Margin
For the year ended December 31:	2016	2015	Change
Total expense and other (income)
Selling, general and administrative	$388	$325	19.3%
Provisions for credit losses	72	133	(46.1)
Other (income) and expense	(9)	(12)	(23.0)
Total expense and other (income)	$450	$446	0.9%
Total expense-to-revenue ratio	24.5%	21.5%	3.0	pts.

Total expense and other (income) of $450 million increased $4 million, or 0.9 percent, in 2016 as compared to 2015.

Total SG&A expense increased $63 million, or 19.3 percent, as compared to 2015, primarily driven by an increase in functional support expenses charged by IBM. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provisions for credit losses decreased $61 million, or 46.1 percent, as compared to 2015, due to lower specific reserve requirements in China, partially offset by higher reserves in Latin America in the current year. For additional information on provisions for credit losses, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other (income) and expense decreased $3 million, or 23.0 percent, in 2016 as compared to 2015. Other (income) and expense includes higher foreign currency transaction losses of $75 million, partially offset by gains on derivative instruments of $70 million. For additional information on currency impacts and derivative instruments, see note D, “Financial Instruments,” to the Consolidated Financial Statements.

Income Taxes

The continuing operations effective tax rate for 2016 was 30.8 percent, a decrease of 8.9 points, as compared to 2015. The decline in the effective tax rate in 2016 was largely due to the establishment of certain foreign valuation allowances in 2015.

Results of Discontinued Operations

The income from discontinued operations, net of tax, of $131 million in 2016 decreased 48.6 percent as compared to 2015, due primarily to a decrease in revenue of 34.5 percent in 2016 as compared to 2015. Pre-tax income decreased 48.6 percent on a year-to-year basis due to the decline in revenue. There was no gain or loss recognized on the divestiture of the U.S. remanufacturing and remarketing business to IBM in 2016. The discontinued operations effective tax rate in 2016 was 39.4 percent, which was relatively flat on a year to year basis. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Other Information

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as from the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of December 31, 2017 was primarily comprised of loans from IBM.

Prior to 2017, the company managed its debt-to-equity ratio at approximately 7 to 1. In January 2017, the company increased its debt payable to IBM and made distributions to IBM, which resulted in an increase in the debt-to-equity ratio to approximately 9 to 1.

In July 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of December 31, 2017, there were no borrowings under the Credit Agreements. The company incurred charges relating to the Credit Agreements of $1.9 million in 2017 which are recorded in financing costs in the Consolidated Statement of Earnings.

In August 2017, IBM Credit established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper may be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued may vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer. At December 31, 2017, there was $1,496 million in commercial paper outstanding.

In August 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. In September 2017, the company issued fixed and floating rate debt securities in the aggregate amount of $3,000 million. For additional information of the company’s debt securities, see note G, “Borrowing,” to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The consolidated tangible net worth of the company was $3,423 million and $3,580 million as of December 31, 2017 and 2016, respectively, with consolidated tangible net worth calculated as total assets of IBM Credit and its consolidated subsidiaries less the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries.

During 2017, IBM Credit made total distributions to IBM of $531 million, including a return of profit, and received contributions from IBM of $121 million, while maintaining a debt-to-equity ratio of approximately 9 to 1. Included in the $531 million in cash distributions to IBM during 2017 is $94 million distributed in the first quarter of 2017 prior to the company converting to the consolidated basis of reporting and is recorded in net transfers to IBM in the Consolidated Statement of Cash Flows and Consolidated Statement of Member’s Interest. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (ii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of each fiscal quarter. The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million. The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

The company is in compliance with all of its significant debt covenants and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement, see note C, “Relationship with IBM and Related Party Transactions”, to the Consolidated Financial Statements.

The major rating agencies’ ratings on the company’s debt securities appear in the table below. IBM Credit is a strong investment grade company with significant financial flexibility to execute its strategy.

The company does not have “ratings trigger” provisions in its debt covenants or documentation which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies,” and note D, “Financial Instruments,” to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business,” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risks”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the years ended December 31:	2017	2016	2015	2014
Net cash provided by operating activities [1]	$1,034	$1,010	$1,094	$1,001
Cash and cash equivalents	2,680	1,772	1,487	1,301
Cash invested with IBM, available on-demand [2]	911	450	46	105
Committed credit facilities [3]	$5,000	$ N/A	$ N/A	$ N/A

(1) Net cash provided by discontinued operations includes $120 million, $273 million and $210 million in 2016, 2015 and 2014, respectively. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

(2) Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented as other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

(3) The $2.5 billion 364-Day Credit Agreement and $2.5 billion Three-Year Credit Agreement were entered into on July 20, 2017.

N/A - Not Applicable

Net cash provided by operating activities in 2017 increased $25 million as compared to 2016, driven primarily by the following factors:

•                  A decrease in interest payments on debt of $32 million, and

•                  A decrease in income tax payments of $25 million, and

•                  A decrease in selling, general, and administrative expenditures; partially offset by

•                  A decrease in cash provided from discontinued operations.

Net cash used in investing activities in 2017 increased $2,433 million as compared to 2016 driven by:

•                  Lower collections of financing receivables of $1,187 million, and

•                  Increases in financing receivable originations of $1,028 million, and

•                  Higher cash used in short-term financing receivables of $468 million, driven by increased Commercial Financing originations year to year; partially offset by

•                  Lower net investment in operating leases of $123 million, and

•                  Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million.

Net cash provided by financing activities in 2017 increased $2,949 million as compared to 2016 driven by:

•                  An increase in cash provided from net debt issuances to third parties of $5,294 million, driven by long-term debt securities issuances of $3,000 million in the third quarter of 2017 and commercial paper issuances of $1,496 million in the fourth quarter of 2017, and

•                  Lower cash used in net equity transactions with IBM of $456 million; partially offset by

•                  An increase in net cash payments to retire debt with IBM of $2,426 million, and

•                  An increase in principal payments on third party long-term debt of $375 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Debt

(Dollars in millions)
At December 31:	2017	2016
Short-term debt
Debt	$1,568	$44
Debt payable to IBM	15,159	16,481
Total short-term debt	$16,727	$16,525

Long-term debt
Debt	$4,211	$681
Debt payable to IBM	9,539	9,824
Total long-term debt	$13,750	$10,505
Total debt	$30,477	$27,030

Total debt was $30,477 million and $27,030 million at December 31, 2017 and 2016, respectively. Total debt payable to IBM was $24,698 million and $26,306 million at December 31, 2017 and 2016, respectively. Total debt increased $3,447 million at year-end 2017 from year-end 2016 primarily in support of the increase in total assets of $4,237 million at year-end 2017 compared to year-end 2016 and the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $773 million in 2017 and $689 million in 2016.

For additional information on the company’s debt and debt payable to IBM, see note G, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” note A, “Significant Accounting Policies” and note D, “Financial Instruments,” to the Consolidated Financial Statements.

Interest on Debt

The company recognized interest expense of $362 million and $364 million in 2017 and 2016, respectively, of which $265 million and $301 million was interest expense on debt payable to IBM in 2017 and 2016, respectively. For additional information on interest expense, see note G, “Borrowings,” to the Consolidated Financial Statements.

Pre-swap annual contractual maturities of long-term debt and long-term debt payable to IBM outstanding at December 31, 2017, were as follows:

(Dollars in millions)						2023 and
At December 31:	2018	2019	2020	2021	2022	Beyond	Total
Long-term debt	$610	$1,873	$120	$1,143	$502	$0	$4,248
Debt payable to IBM	4,614	2,284	1,861	614	160	6	9,539
Total	$5,224	$4,157	$1,981	$1,757	$661	$6	$13,786

Debt-to-Equity

The debt-to-equity ratio, as reported in the table below, is, at any given time, the ratio of total debt to total Member’s interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

At December 31:	2017		2016
Debt-to-equity ratio	8.6	x	7.3	x

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

The company’s debt-to-equity ratio was 8.6 to 1 at December 31, 2017, which increased as compared to the debt-to-equity ratio of 7.3 to 1 at year-end 2016. Total Member’s interest of $3,562 million declined by $141 million, or 3.8 percent, while debt of $30,477 million increased $3,447 million, or 12.8 percent. The company revised its targeted debt-to-equity ratio in 2017 to 9 to 1 as compared to its target of 7 to 1 in 2016. The targeted debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The debt-to-equity ratio was below target at year-end 2017 as a result of the one-time benefit to net income from the enactment of U.S. tax reform.

Contractual Obligations

		Payments Due In
(Dollars in millions)	Total Contractual
At December 31, 2017:	Payment Stream	2018	2019-20	2021-22	After 2022
Long-term debt obligations	$13,786	$5,224	$6,138	$2,418	$6
Interest on long-term debt obligations	561	199	303	60	0
Total	$14,347	$5,423	$6,442	$2,478	$6

Total contractual obligations, as reported in the table above, reflect principal carrying value for the long-term debt and discounted value for the debt interest payments. Interest on floating-rate debt obligations is calculated using the effective interest rate at December 31, 2017, plus the interest rate spread associated with that debt, if any.

Off-Balance Sheet Arrangements

From time to time, the company may enter into off-balance sheet arrangements as defined by SEC Financial Reporting Release 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

At December 31, 2017 and 2016, the company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See the previous table for the company’s contractual obligations, and note J, “Contingencies and Commitments,” to Consolidated Financial Statements for additional information about the company’s guarantees, financial commitments and indemnification arrangements. The company does not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

Critical Accounting Estimates

The application of GAAP requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The accounting estimates and assumptions discussed in this section are those that the company considers to be the most critical to its financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the company’s financial condition. The company’s significant accounting policies are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (e.g., 1 percent, 10 percent, etc.) are included to allow users of this report to understand a general direction of cause and effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted, and estimates require regular review and adjustment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Credit Losses

The company reviews its financing receivables portfolio on a regular basis in order to assess collectability and records adjustments to the allowance for credit losses at least quarterly. A description of the methods used by management to estimate the amount of uncollectible receivables is included in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. Factors that could result in actual receivable losses that are materially different from the estimated reserve include significant changes in the economy, or a sudden change in the economic health of a significant client in the company’s financing and operating lease receivables portfolio.

At December 31, 2017, to the extent that actual collectability differs from management’s estimates currently provided for by 10 percent, the company’s pre-tax income would be higher or lower by an estimated $21 million depending upon whether the actual collectability was better or worse, respectively, than the estimates.

Determination of Residual Value

Residual value represents the estimated fair value of equipment under lease as of the end of the lease. Residual value estimates impact the determination of whether a lease is classified as direct financing or operating. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment, and obtaining forward-looking product information such as marketing plans and technological innovations. Residual value estimates are periodically reviewed and “other than temporary” declines in estimated future residual values are recognized upon identification.

Factors that could cause actual results to materially differ from the estimates include significant changes in the used-equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.

To the extent that actual residual value recovery is lower than management’s estimates by 10 percent, the company’s pre-tax income for December 31, 2017, would have been lower by an estimated $61 million.

Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

For the company’s U.S. federal and certain state and foreign operations included in various IBM consolidated tax returns and therefore not directly subject to corporate income taxes, IBM makes payments to tax authorities on the company’s behalf. In such cases, IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return in which the company records the initial income tax benefits associated with an uncertain tax position using its best estimate at the time the position originates and makes a final settlement of the position with IBM for the recorded amounts. Consequently, any recognition and subsequent changes in assessment about the sustainability of tax positions, including valuation allowances and interest and penalties, are the responsibility of IBM. Because the company bears no risk associated with the sustainability of uncertain tax positions, no uncertain tax liabilities are recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings.

For separate income tax return filings for jurisdictions that are not included in IBM’s tax return, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the company’s belief that its tax return positions are supportable, the company believes that certain positions may not be fully sustained upon review by tax authorities. The company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events. To the extent that new information becomes available which causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets for separate income tax return filing jurisdictions. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the company changes its determination as to the amount of deferred tax assets that can be realized, the company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

The consolidated provision for income taxes will change period to period based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, the timing and amount of foreign dividend repatriation, state and local taxes and the effects of various global income tax strategies. To the extent that the provision for income taxes increases/decreases by 1 percent of income from continuing operations before income taxes, consolidated net income would have decreased/improved by $7.5 million in 2017.

Cybersecurity

While cybersecurity risk can never be completely eliminated, the company’s approach draws on the depth and breadth of IBM’s global capabilities in security services and its internal approaches to risk management.

From an enterprise perspective, IBM implements a multi-faceted risk-management approach to identify and address cybersecurity risks. IBM has established policies and procedures that provide the foundation upon which IBM Credit’s infrastructure and data are managed. IBM Credit performs ongoing assessments regarding its technical controls and adheres to IBM’s established methods for identifying emerging risks related to cybersecurity. IBM uses a layered approach with overlapping controls to defend against cybersecurity attacks and threats on networks, end-user devices, servers, applications and cloud solutions. The company also through IBM has a global incident response process to respond to cybersecurity threats. In addition, the company through IBM utilizes a combination of online training, educational tools, social media, and other awareness initiatives to foster a culture of security awareness and responsibility among its workforce.

Employees and Related Workforce

At December 31, 2017, IBM Credit and its subsidiary companies employed approximately 2,400 people globally.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2017, the company issued third-party debt and made distributions to IBM, including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of  third-party debt and contributions from and distributions to IBM may vary as the company continues to manage its leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates.

The economy could impact the credit quality of the company’s receivables portfolio and therefore the level of provision for credit losses. IBM Credit will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio and will take risk mitigation actions when necessary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

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

The company’s geographically diverse client base, product and client knowledge, and strategy to substantially match fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match funding from IBM and third parties. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing asset, risks may arise from a mismatch between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign currency derivatives.

In addition, the company performs a sensitivity analysis to determine the effects that market risk exposure may have on the fair values of the company’s debt and other financial instruments.

The financial instruments that are included in the sensitivity analysis are comprised of the company’s cash and cash equivalents, marketable securities, short-term and long-term loans, installment payment receivables, participated interests in IBM financing receivables, Commercial Financing receivables, and purchased interests in certain of IBM’s trade receivables, investments, long-term and short-term debt and derivative financial instruments. The company’s derivative financial instruments generally include interest rate swaps and foreign exchange forward contracts.

To perform the sensitivity analysis, the company assesses the risk of loss in the fair values from the effect of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market values for interest and foreign currency exchange rate risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2017 and 2016. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that the company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

The results of the sensitivity analysis at December 31, 2017and 2016 are as follows:

Interest Rate Risk

At December 31, 2017, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the company’s financial instruments of $22 million as compared to a decrease of $36 million at December 31, 2016. Conversely, at December 31, 2017, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the company’s financial instruments of $22 million as compared to an increase of $34 million at December 31, 2016. Changes in the relative sensitivity of the fair value of the company’s financial instruments portfolio for these theoretical changes in the level of interest rates are primarily driven by differences between maturities and interest rate profile of assets as compared to liabilities.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk – (continued)

Foreign Currency Exchange Rate Risk

At December 31, 2017, a 10 percent weaker U.S. dollar against foreign currencies, with all other variables held constant, would result in an increase in the fair value of the company’s financial instruments of $174 million as compared to a decrease of $249 million at December 31, 2016. Conversely, at December 31, 2017, a 10 percent stronger U.S. dollar against foreign currencies, with all other variables held constant, would result in a decrease in the fair value of the company’s financial instruments of $174 million as compared to an increase of $249 million at December 31, 2016.

Financing Risks

See Item 1, “Business” for a discussion of the financing risks associated with the client and commercial financing business and management’s actions to mitigate such risks.

Item 8. Financial Statements and Supplemental Data.

(a)         Audited consolidated financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2017, 2016 and 2015.

(b)         See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Form 10-K Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and the Member of IBM Credit LLC

Opinion on the Financial Statements

We have audited the accompanying Consolidated Statements of Financial Position of IBM Credit LLC and its subsidiaries as of December 31, 2017 and 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Member’s Interest and Cash Flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

We have served as the Company’s auditor since 2016.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in millions)
For the year ended December 31:	Notes	2017	2016	2015
Revenue
Financing revenue	C	$1,322	$1,356	$1,499
Operating lease revenue		380	484	575
Total revenue	M	$1,702	$1,840	$2,074
Financing cost (related party cost of $265 in 2017, $301 in 2016 and $425 in 2015)	C,G	$362	$364	$466
Depreciation of equipment under operating lease		231	307	378
Net margin		$1,109	$1,170	$1,229
Expense and other (income)
Selling, general and administrative		$378	$388	$325
Provision for credit losses		15	72	133
Other (income) and expense		(39)	(9)	(12)
Total expense and other (income)	C	$354	$450	$446
Income from continuing operations before income taxes		$755	$719	$783
Provision for income taxes	C,K	5	222	311
Income from continuing operations		$750	$498	$472
Income from discontinued operations - net of tax	N	—	131	255
Net income		$750	$629	$727

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
For the year ended December 31:	Notes	2017	2016	2015
Net income		$750	$629	$727
Other comprehensive income/(loss) - net of tax:
Foreign currency translation		365	16	(158)
Retirement-related benefit plans [1]	L	2	(1)	0
Other comprehensive income/(loss) - net of tax:		$367	$15	$(158)
Total comprehensive income		$1,117	$644	$569

(1) Amounts represented relate to multiple-employer plans.

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

 IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in millions)
At December 31:	Notes	2017	2016
Assets
Cash and cash equivalents	D	$2,680	$1,772
Financing receivables	E	26,066	24,681
(net of allowances of $173 in 2017 and $242 in 2016)
Equipment under operating leases		401	506
(net of accumulated depreciation of $288 in 2017 and $499 in 2016)
Financing receivables from IBM	C,E	3,743	3,513
Receivables purchased/participated from IBM	C,E	5,239	3,897
(net of allowances of $39 in 2017 and $35 in 2016)
Other receivables from IBM	C	1,024	482
Other assets	F	364	428
Total assets		$39,516	$35,279

Liabilities and Member’s interest
Accounts payable		$1,776	$1,522
Accounts payable to IBM	C	2,903	2,127
Debt	G	5,779	724
Debt payable to IBM	C,G	24,698	26,306
Taxes	K	530	669
Other liabilities	H	269	228
Total liabilities		$35,954	$31,577
Contingencies and commitments	J
Member’s interest
Prior investment from Member		$—	$3,912
Member’s interest		3,101	—
Retained earnings		302	—
Accumulated other comprehensive income/(loss)		158	(209)
Total Member’s interest		$3,562	$3,703
Total liabilities and Member’s interest		$39,516	$35,279

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31:

(Dollars in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$750	$629	$727
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	15	72	133
Depreciation	231	307	378
Deferred taxes	14	(147)	(118)
Net (gain)/loss on asset sales and other	68	24	(37)
Change in operating assets and liabilities:
Other assets/other liabilities	(43)	125	10
Net cash provided by operating activities	$1,034	$1,010	$1,094
Cash flows from investing activities
Originations of financing receivables	$(12,028)	$(10,999)	$(15,023)
Collection of financing receivables	12,428	13,615	14,875
Short-term financing receivables - net [1]	(1,515)	(1,047)	(395)
Purchase of equipment under operating leases	(304)	(378)	(354)
Proceeds from disposition of equipment under operating lease	161	112	124
Other receivables from IBM — net	(283)	(404)	59
Other investing activities — net	58	51	—
Net cash (used in)/provided by investing activities	$(1,482)	$951	$(715)
Cash flows from financing activities
Proceeds from issuance of debt from IBM	$7,869	$6,753	$9,585
Principal payments on debt from IBM	(8,335)	(8,437)	(9,229)
Proceeds from issuance of debt	4,213	424	472
Principal payments on debt	(657)	(282)	(448)
Short-term borrowings from/(repayments to) IBM - net [1]	(2,043)	1,600	452
Short-term borrowings/(repayments) - net [1]	1,520	14	(86)
Net transfers (to)/from IBM	(942)	(1,714)	(923)
Contributions from IBM	121	—	—
Distributions to IBM	(437)	—	—
Net cash provided by/(used in) financing activities	$1,308	$(1,641)	$(176)
Effect of exchange rate changes on cash and cash equivalents	$48	$(34)	$(18)
Net change in cash and cash equivalents	$908	$285	$186
Cash and cash equivalents at January 1	1,772	1,487	1,301
Cash and cash equivalents at December 31	$2,680	$1,772	$1,487
Supplemental data
Income taxes paid - net of refunds received	$301	$327	$555
Interest paid on debt	$305	$337	$453

(1) Short-term represents original maturities of 90 days or less.

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2015	$4,153	$—	$—	$(66)	$4,087

Net income plus other comprehensive income/(loss):
Net income	727				727
Other comprehensive income/(loss), net of tax				(158)	(158)
Total comprehensive income/(loss)					$569
Net transfers (to)/from IBM	(923)				(923)
Member’s Interest, December 31, 2015	$3,957	$—	$—	$(224)	$3,733

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2016	$3,957	$—	$—	$(224)	$3,733

Net income plus other comprehensive income/(loss):
Net income	629				629
Other comprehensive income/(loss), net of tax				15	15
Total comprehensive income/(loss)					$644
Net transfers (to)/from IBM [1]	(674)				(674)
Member’s Interest, December 31, 2016	$3,912	$—	$—	$(209)	$3,703

(1) Includes $1.0 billion non-cash equity contribution from IBM (see note C, “Relationship with IBM and Related Party Transactions”.)

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		613		750
Other comprehensive income/(loss), net of tax				367	367
Total comprehensive income/(loss)					$1,117
Net transfers (to)/from IBM	(942)				(942)
Total prior investment from Member, March 31, 2017	3,106
Transfer upon consolidation, April 1, 2017	(3,106)	3,106
Contributions from IBM		121			121
Distributions to IBM		(126)	(311)		(437)
Member’s Interest, December 31, 2017	$—	$3,101	$302	$158	$3,562

Amounts may not add due to rounding.

The accompanying notes on pages 52 through 84 are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

In 2017, International Business Machines Corporation (IBM or the parent) reorganized the legal entity structure of its global financing operations that reside within IBM’s Global Financing (IGF) business segment to consolidate Client Financing and Commercial Financing under IBM Credit LLC (IBM Credit or the company), an indirect, wholly owned subsidiary of IBM. This change drives operational benefits by consolidating the financing business under IBM Credit in the majority of countries in which IGF operates. IBM Credit operates as part of the IBM Global Financing segment. IBM’s IGF segment remains unchanged and continues to include IBM Credit as well as IBM’s remanufacturing and remarketing business.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes of IBM Credit have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which were subsequently reported on a consolidated basis. All prior periods have been recast to reflect the consolidation of the financial statements and conform to the current year presentation as a result of changes to certain financial statement line items. These changes include other receivables from IBM and accounts payable, which are separately reported in the Consolidated Statement of Financial Position and were previously reported within other assets and other liabilities, respectively. Other receivables from IBM are separately reported in the Consolidated Statement of Cash Flows and were previously reported within other investing activities-net. The reporting for accounts payable within the Consolidated Statement of Cash Flows did not change.

The historical presentation of the Consolidated Financial Statements for the company is based on the financing activities of IBM’s Global Financing (IGF) segment. The IGF segment operates two primary activities: IBM Credit’s financing businesses and IBM’s remanufacturing and remarketing business. In 2016, the company divested its remanufacturing and remarketing business in the U.S. to IBM. For additional information, see note N, “Discontinued Operations.” For the periods prior to 2017, account balances not discretely identified to IBM Credit were attributed based on the methodology described in note C, “Relationship with IBM and Related Party Transactions,” note K, “Taxes,” and note L, “Retirement-Related Benefits.” During 2016, in connection with IGF’s separation of certain assets and liabilities related to IBM Credit’s financing businesses, Client Financing and Commercial Financing, from IBM’s other businesses in the majority of countries where IGF operates, certain impaired receivables and related allowances were retained by IBM due to IBM’s ongoing collection efforts. Accordingly, these impaired receivables and related provisions were historically part of the IBM Credit business and are included in the Consolidated Financial Statements prior to 2016, but are excluded as of December 31, 2017 and 2016. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM.” All significant intracompany transactions between IBM Credit’s businesses have been eliminated. All significant intercompany transactions between IBM Credit and IBM have been included in these Consolidated Financial Statements.

Member’s Interest in the Consolidated Statement of Financial Position represents the accumulation of the company’s net income over time and contributions from IBM and distributions to IBM. Prior to the consolidation of the financial statements in the second quarter of 2017, net non-trade intercompany transactions between IBM Credit and IBM (for example, contributions from IBM and distributions to IBM), were reflected as net transfers (to)/from IBM in the financing activities section of the Statement of Cash Flows. Distributions by the company to IBM are considered first to be a return of profit as reflected in the balance of retained earnings in the Consolidated Statement of Financial Position. Any amount distributed to IBM in excess of the company’s available balance in retained earnings is considered a return of a portion of the balance of Member’s interest as reflected in the Consolidated Statement of Financial Position.

Cash and cash equivalents primarily represent cash held locally by entities and is included in the Consolidated Financial Statements. The company invests a portion of its excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The cash invested with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position. For additional information, see note C, “Relationship with IBM and Related Party Transactions.”

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted in the U.S. This Act introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax.

Notes to Consolidated Financial Statements – (continued)

The enactment of U.S. tax reform resulted in a provisional one-time net benefit of $162 million to tax expense in the fourth-quarter and year ended December 31, 2017. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. Federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes.”

Within the Consolidated Financial Statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) (OCI) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. See “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 41 through 43 for a discussion of the company’s critical accounting estimates.

Revenue

Financing revenue includes financing income attributable to direct financing leases and loans, including installment payment plans and participated receivables, used to finance the purchase of IBM and OEM IT products and services and is recognized on the accrual basis using the effective interest method over the life of the related financing receivable. Direct costs of originating these leases and loans are deferred and amortized over the term of the related financing receivables using the effective interest method and are included as part of the carrying value of the assets in the Consolidated Statement of Financial Position. Amortization of these direct costs is netted against financing revenue in the Consolidated Statement of Earnings.

Financing revenue also includes income earned from working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services, as well as purchased interests in certain of IBM’s trade accounts receivable. This income is recognized on an accrual basis using the effective interest method.

Operating lease revenue is recognized on a straight-line basis over the term of the lease. Direct costs of originating these leases are deferred and amortized on a straight-line basis over the lease term and are included as part of the carrying value of the assets in the Consolidated Statement of Financial Position.

Financing Receivables and Allowance for Credit Losses

Client Financing receivables include direct financing leases and loans. Leases are accounted for in accordance with lease accounting standards. Loan receivables, including installment payment plans and participated receivables, which are generally unsecured, are primarily for software and services. Loans are financial assets which are recorded at amortized cost, net of allowance for credit losses, which approximate fair value. Commercial Financing receivables are carried at amortized cost, which approximate fair value. These receivables are for working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. The company determines its allowances for credit losses on Client Financing receivables for each of the three portfolio segments: lease receivables, loan receivables and participated receivables. The company further segments each of the portfolios into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

When calculating the allowances, the company considers its ability to mitigate a potential loss by repossessing leased equipment and by considering the current fair value of any other collateral. The value of the equipment is the net realizable value. The allowance for credit losses for direct financing leases, installment payment plan receivables and customer loans includes an assessment of the entire balance of the lease or loan, including amounts not yet due. The methodologies that the company uses to calculate its receivables reserves, which are applied consistently to its different portfolios, are as follows:

Individually evaluated—The company reviews all financing receivables considered at risk on a quarterly basis. The review primarily consists of an analysis based upon current information available about the client, such as financial statements, news reports, published credit ratings, and current market-implied credit analysis, as well as the current economic environment, collateral net of repossession cost and prior collection history. For loans that are collateralized, impairment is measured using

Notes to Consolidated Financial Statements – (continued)

the fair value of the collateral when foreclosure is probable. Using this information, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve.

Collectively evaluated—The company records an unallocated reserve that is calculated by applying a reserve rate to its portfolios, excluding accounts that have been individually evaluated and specifically reserved. This reserve rate is based upon credit rating, probability of default, term, characteristics (lease/loan) and loss history. Factors that could result in actual receivable losses that are materially different from the estimated reserve include sharp changes in the economy, or a significant change in the economic health of a particular client that represents a concentration in the company’s receivables portfolio.

Other Credit-Related Policies

Past due—The company views receivables as past due when payment has not been received after 90 days, measured from the original billing date.

Impaired receivables—The company evaluates financing receivables for impairment on a quarterly basis. The company considers any receivable with an individually evaluated reserve as impaired. These receivables are subjected to credit analysis to evaluate the associated risk and, when appropriate, actions are taken to mitigate risks in these agreements which include covenants to protect against credit deterioration during the life of the obligation.

Non-accrual—Non-accrual assets are those receivables (impaired loans or non-performing leases included in the receivables portfolio) with specific reserves and other accounts for which it is likely that the company will be unable to collect all amounts due according to original terms of the lease or loan agreement. Income recognition is discontinued on these receivables. Cash collections are first applied as a reduction to principal outstanding. Any cash received in excess of principal payments outstanding is considered interest income and is recognized as financing revenue. Receivables may be removed from non-accrual status, if appropriate, based upon changes in client circumstances, such as a sustained history of payments.

Write-off—Receivable losses are charged against the allowance in the period in which the receivable is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Write-offs of receivables and associated reserves occur to the extent that there is no reasonable expectation of additional collections. The company’s assessments factor in the financial condition of the client, history of collections and write-offs in specific countries and across the portfolio.

Estimated Residual Values of Lease Assets

The recorded residual values of lease assets are estimated at the inception of the lease to be the expected fair value of the assets at the end of the lease term. The residual values for capital leases are included in net investment in direct financing leases in the Consolidated Statement of Financial Position. Residual values for operating leases are included in equipment under operating lease.

The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to financing revenue in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income. The company has agreed to sell to IBM all equipment returned from lease at cost, which approximates fair value.

Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Financial Instruments

In determining the fair value of its financial instruments, the company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For additional information, see note D, “Financial Instruments.” All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Notes to Consolidated Financial Statements – (continued)

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company is required to classify certain assets and liabilities based on the following fair value hierarchy:

•                  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;

•                  Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•                  Level 3—Unobservable inputs for the asset or liability.

Observable market data is used, if such data is available, without undue cost and effort.

When available, the company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

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

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

•      Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument

•      Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

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

Income Taxes

The company’s provision for income taxes is calculated on reported income before income taxes in the Consolidated Financial Statements using a separate tax return method modified to apply the benefits-for-loss approach, which is consistent with the company’s Tax Sharing Agreement with IBM. Under this approach, the provision for income taxes is computed as if the company filed tax returns on a separate tax return basis and is then adjusted, as necessary, to reflect IBM’s reimbursement for any tax benefits generated by the company.

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws and rates.

Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized when applying the separate tax return method modified to apply the benefits-for-loss approach. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.

The company recognizes tax liabilities when, despite the company’s belief that its tax return positions are supportable, the company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are originally measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

Consistent with the Tax Sharing Agreement, where the company is part of IBM’s consolidated tax filings, the company records the initial income tax benefits associated with an uncertain tax position using its best estimate at the time the position originates and makes a final settlement of the position with IBM for the recorded amounts. Consequently, any recognition and subsequent changes in assessment about the sustainability of tax positions, including valuation allowances and interest and penalties, are the responsibility of IBM. Because the company bears no risk associated with the sustainability of

Notes to Consolidated Financial Statements – (continued)

uncertain tax positions, there are no uncertain tax liabilities recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings.

Where the company is not part of IBM’s consolidated tax filings, to the extent that new information becomes available that causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact the company’s provision for income taxes in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in provision for income taxes.

Equipment under Operating Lease

Equipment under operating lease is carried at cost and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. These assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.

Expense and Other Income

Selling, General and Administrative Expense

Selling, General and Administrative (SG&A) expense is charged against income as incurred. Expenses of promoting and selling financing solutions are classified as selling expense and include such items as compensation, advertising, sales commissions and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. A portion of SG&A is charged to the company by IBM. For further information, see note C, “Relationship with IBM and Related Party Transactions.”

Other Income and Expense

Other income and expense includes the net gain or loss from the sale of IBM and OEM IT equipment to clients, as well as the sale of equipment to IBM upon termination of a lease. Net gains on these transactions are recorded within the Client Financing Segment as other (income) and expense in the Consolidated Statement of Earnings. Also included are foreign currency gains and losses and fees for credit insurance.

The company sells to IBM equipment returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that have a local functional currency are translated to U.S. dollars at year-end exchange rates. Translation adjustments are recorded in other comprehensive income. Income and expense items are translated at weighted-average rates of exchange prevailing during the year.

Non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars are translated at the approximate exchange rates prevailing when the company acquired the assets or liabilities. All other assets and liabilities denominated in a currency other than U.S. dollars are translated at year-end exchange rates with the transaction net gain or loss recognized in other (income) and expense. Income and expense items are translated at the weighted-average rates of exchange prevailing during the year. These translation gains and losses are included in net income for the period in which exchange rates change.

Derivative Financial Instruments

The company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The company may use derivative financial instruments to manage foreign currency exchange rate and interest rate exposures. Derivatives that the company uses are primarily foreign exchange forward contracts. All derivatives are recorded at fair value. For additional information, see note D, “Financial Instruments.”

Notes to Consolidated Financial Statements – (continued)

NOTE B. ACCOUNTING CHANGES

New Standards to be Implemented

In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) to retained earnings. The guidance is effective January 1, 2019 with early adoption permitted. The company is currently evaluating whether to elect the option and the impact of the new guidance on its consolidated financial results.

In August 2017, the Financial Accounting Standards Board (FASB) issued guidance to simplify the application of current hedge accounting in certain areas and to better portray the economic results of an entity’s risk management activities in its financial statements, and make targeted improvements to the presentation and disclosure requirements for hedge accounting. The guidance is effective January 1, 2019, with early adoption permitted. The company adopted the guidance as of January 1, 2018 and does not expect a material impact in the consolidated financial results.

In June 2016, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The guidance is effective January 1, 2020, with a one-year early adoption permitted. The company has established an implementation team and is evaluating the impact of the new guidance.

The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the capital lease test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. There are certain practical expedients that can be elected which the company is currently evaluating for application. The guidance is effective January 1, 2019 and early adoption is permitted. The company will adopt the guidance as of the effective date. A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company is currently evaluating the impact of the new guidance on its consolidated financial results.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company adopted the guidance on January 1, 2018 using the cumulative catch-up transition method.

The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards, and no cumulative effect of change in accounting principle was recorded at adoption. The guidance is not expected to have a material impact on the company’s consolidated financial results. The company has also concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and does not expect any material change to disclosures as a result of the adoption of the guidance.

NOTE C. RELATIONSHIP WITH IBM AND RELATED PARTY TRANSACTIONS

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

Notes to Consolidated Financial Statements – (continued)

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters (with leverage ratio for purposes of this discussion of the Support Agreement understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the financing. Beginning in 2016, IBM Credit purchases a participation interest from IBM that represents the financing portion of such transactions and assumes the credit risk of IBM’s end-user client. The outstanding amount of these receivables, net of allowance for credit losses, was $3,798 million and $2,423 million as of December 31, 2017 and 2016, respectively, and is included in the Consolidated Statement of Financial Position as receivables purchased/participated from IBM. Prior to 2016, the receivables were part of financing receivables in the Consolidated Statement of Financial Position. These receivables earned $165 million and $21 million of interest income in 2017 and 2016, respectively, which is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Amounts outstanding, net of allowance for credit losses, at December 31, 2017 and 2016 were $1,441 million and $1,474 million, respectively, and are included within receivables purchased/participated from IBM in the Consolidated Statement of Financial Position. The finance income earned from these receivables was $35 million, $39 million and $34 million, in 2017, 2016 and 2015, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The interest income earned from these receivables was $140 million, $129 million and $141 million, in 2017, 2016 and 2015, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding at December 31, 2017 and 2016 was $3,743 million and $3,513 million, respectively.

The outstanding amount of other receivables from IBM of $1,024 million and $482 million at December 31, 2017 and 2016 respectively, primarily relate to the investment of a portion of the company’s excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment of excess cash with IBM was $911 million and $450 million at December 31, 2017 and 2016, respectively. The higher cash position in 2017 provided additional liquidity to certain IBM Credit subsidiaries. The cash on deposit with IBM is presented as other receivables from IBM in the Consolidated Statement of Financial Position and in the investing section of the Consolidated Statement of Cash Flows. The interest income earned from these investments was $36 million in 2017, and is included in financing revenue in the Consolidated Statement of Earnings. Interest income earned from these investments during 2016 and 2015 was not material.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements was $144 million, $142 million and $155 million in 2017,

Notes to Consolidated Financial Statements – (continued)

2016 and 2015, respectively. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding on an as needed basis and the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans are set forth in a customary intercompany loan agreement, which includes standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). The specific terms of any individual loan, including the interest rate and term applicable to each loan, are set forth in a loan confirmation statement that is issued at the time of each individual borrowing under the facility. IBM Credit is entitled to prepay loans issued under this credit facility from time to time, subject to payment of any agreed penalty or premium.

These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. At December 31, 2017 and 2016, the company had borrowings outstanding under such agreements of $24,698 million and $26,306 million, respectively. Interest expense of $265 million, $301 million and $425 million was incurred on loans from IBM during 2017, 2016 and 2015, respectively, and is included as financing cost in the Consolidated Statement of Earnings. For more information on short-term and long-term funding, see note G, “Borrowings,” to the Consolidated Financial Statements.

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangibles in its business. Where practical, allocations of the expenses incurred by IBM in the provision of these functional support services are based upon direct usage. For the remainder, where possible, expenses are allocated on measurable non-financial drivers, such as number of employees. When a clear and measurable non-financial driver cannot be established, these expenses are allocated based on a measurable financial driver, such as net margin. Management believes that these allocation methods are reasonable. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities for which IBM charges the company for occupancy expenses by IBM based on square footage space usage with no fixed term commitment. For the support services and occupancy expenses referred to above, IBM charged the company $218 million, $223 million and $190 million in 2017, 2016 and 2015, respectively.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. Amounts charged by IBM to the company related to stock-based compensation expense during the periods reported were not material.

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension post-retirement benefits) are limited to service costs. The company is charged by IBM using an allocation method based on the number of employees. Contributions and any other types of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the company participates in multiple employer plans. For these plans, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. For additional information, see note L, “Retirement-Related Benefits,” to the Consolidated Financial Statements.

Expenses related to the services discussed above are included in SG&A expense in the Consolidated Statement of Earnings. It is not practical to estimate the actual costs that would have been incurred had IBM Credit been a separate company during the periods presented. These costs also may not be indicative of the expenses that IBM Credit will incur in the future, or would have incurred if the company had obtained these services from a third party.

The outstanding amount of accounts payable to IBM of $2,903 million and $2,127 million at December 31, 2017 and 2016 respectively, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business. In the first quarter of 2016, approximately $1,000 million of the balance payable to IBM as of December 31, 2015 was settled through a non-cash, equity contribution to the company from IBM.

Notes to Consolidated Financial Statements – (continued)

Beginning in 2016, the company started selling to IBM equipment returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company’s net profit from sales of returned equipment to IBM was $80 million in 2017. The company’s net profit from sales of returned equipment to IBM in 2016 was not material. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

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

NOTE D. FINANCIAL INSTRUMENTS

Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016.

(Dollars in millions)
At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents [1]
Time deposits and certificates of deposit	$—	$1,883	$—	$1,883
Money market funds	5	—	—	5
Total	5	1,883	—	1,888
Derivative assets [2]
Foreign exchange contracts	—	3	—	3
Total	—	3	—	3
Total assets	$5	$1,886	$—	$1,891
Liabilities:
Derivative liabilities [3]
Interest rate contracts with IBM	$—	$19	$—	$19
Foreign exchange contracts with IBM	—	37	—	37
Total liabilities	$—	$56	$—	$56

(1)  Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)  Included within other assets in the Consolidated Statement of Financial Position.

(3)  Included within other liabilities in the Consolidated Statement of Financial Position.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents [1]
Time deposits and certificates of deposit	$—	$1,019	$—	$1,019
Money market funds	100	—	—	100
Total	100	1,019	—	1,119
Derivative assets [2]
Foreign exchange contracts with IBM	—	115	—	115
Total	—	115	—	115	(4)
Total assets	$100	$1,134	$—	$1,234	(4)
Liabilities:
Derivative liabilities [3]
Foreign exchange contracts with IBM	$—	$50	$—	$50
Foreign exchange contracts	—	47	—	47
Total liabilities	$—	$97	$—	$97	(4)

(1)  Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)  Included within other assets in the Consolidated Statement of Financial Position.

(3)  Included within other liabilities in the Consolidated Statement of Financial Position.

(4)  If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $17 million.

There were no transfers between Levels 1, 2 and 3 for the years ended December 31, 2017 and 2016.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At December 31, 2017 and 2016, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party debt as well as debt payable to IBM) was $13,750 million and $10,505 million and the estimated fair value was $13,695 million and $10,760 million at December 31, 2017 and 2016, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures, and through the use of match funding with IBM and third parties. Although the company seeks to substantially match fund the terms, currency and interest rate variability of its debt against its underlying financial assets, risks may arise between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company may also enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At December 31, 2017, the total notional amount of the company’s interest rate swap contracts with IBM was $1,800 million. The weighted average remaining maturity of these instruments at December 31, 2017 was approximately 2.9 years. There was no interest rate swap activity during 2016.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in Member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At December 31, 2017, the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,331 million. The weighted average remaining maturity of these instruments was 0.2 years. There was no hedge of net investment activity during the year ended December 31, 2016.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives were not designated as hedges for accounting purposes; however, these derivatives represent economic hedges which provided an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows.

Foreign Exchange Contracts with Third Parties

At December 31, 2017 and 2016, the total notional amount of the foreign exchange derivative contracts was $120 million and $753 million, respectively.

Foreign Exchange Contracts with IBM

The foreign exchange forward contracts with IBM that were executed in late 2016 expired in early 2017 and were not replaced. There were no foreign exchange derivative contracts with IBM outstanding at December 31, 2017.

Notes to Consolidated Financial Statements – (continued)

At December 31, 2016, the total notional amount of the foreign exchange forward contracts with IBM was $10.6 billion.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity as of December 31, 2017 and 2016, as well as for the years ended December 31, 2017, 2016 and 2015, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
($ in millions)	Balance Sheet			Balance Sheet
At December 31:	Classification	2017	2016	Classification	2017	2016
Designated as hedging instruments
Interest rate contracts with IBM	Other assets	$—	$—	Other liabilities	$19	$—
Foreign exchange contracts with IBM	Other assets	—	—	Other liabilities	37	—
	Fair value of derivative assets	$—	$—	Fair value of derivative liabilities	$56	$—

Not designated as hedging instruments
Foreign exchange contracts with IBM	Other assets	$—	$115	Other liabilities	$—	$50
Foreign exchange contracts	Other assets	3	—	Other liabilities	—	47
	Fair value of derivative assets	$3	$115	Fair value of derivative liabilities	$—	$97
Total		$3	$115		$56	$97

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

	Gain/(Loss) Recognized in Earnings
	Consolidated
	Statement of	Recognized on			Attributable to Risk
($ in millions)	Earnings	Derivatives			Being Hedged[2]
For the year ended December 31:	Line Item	2017	2016	2015	2017	2016	2015
Derivative instruments in fair value hedges[1]
Interest rate contracts with IBM	Financing cost	$(25)	$—	$—	$26	$—	$—

Derivative instruments not designated as hedging instruments
Foreign exchange contracts with IBM	Other (income) and expense	(222)	115	—	N/A	N/A	N/A
Foreign exchange contracts	Other (income) and expense	(18)	(46)	—	N/A	N/A	N/A
Total		$(266)	$70	$—	$26	$—	$—

N/A - Not applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
				Consolidated				Ineffectiveness and
($ in millions)	Effective Portion			Statement of	Effective Portion			Amounts Excluded from
For the year ended	Recognized in OCI			Earnings	Reclassified from AOCI			Effectiveness Testing[3]
December 31:	2017	2016	2015	Line Item	2017	2016	2015	2017	2016	2015
Derivative instruments in net investment hedges
Foreign exchange contracts with IBM	$(6)	$—	$—	Financing cost	$—	$—	$—	$11	$—	$—

Total	$(6)	$—	$—		$—	$—	$—	$11	$—	$—

(1)  The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(2)  The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.

(3)  The amount of gain/(loss) recognized in income represents amounts excluded from effectiveness on hedge relationships.

For the years ending December 31, 2017, 2016 and 2015, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

NOTE E. FINANCING RECEIVABLES, RECEIVABLES PURCHASED/PARTICIPATED FROM IBM

Financing receivables consist of Client Financing leases, loans and installment payment plans to end-user clients as well as loans to IBM for terms up to seven years. Assets financed are primarily IT products and services where IBM and the company have experience. Client Financing arrangements are priced to achieve a market yield. Financing receivables also include Commercial Financing working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days.

Notes to Consolidated Financial Statements – (continued)

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk of IBM’s client. These receivables are primarily for IT-related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment.

Beginning in 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries, as well as for certain government and other contracts. These receivables are included in the Client Financing segment.

The company assumes the credit risk of IBM’s clients for all purchased interests and participated in receivables from IBM.

Investment in direct financing leases

(Dollars in millions)
At December 31:	2017	2016
Gross lease payments receivable	$5,462	$5,985
Estimated residual value	627	602
Deferred initial direct costs	56	56
Unearned income	(411)	(453)
Allowance for credit losses	(62)	(95)
Net investment in direct financing leases	$5,672	$6,094

The scheduled maturities of minimum lease payments outstanding for capital leases at December 31, 2017, expressed as a percentage of the total, are approximately: 2018, 42 percent; 2019, 28 percent; 2020, 19 percent; 2021, 8 percent; and 2022 and beyond, 4 percent.

Client Financing loans and installment payment receivables

(Dollars in millions)
At December 31:	2017	2016
Gross loan payments receivable	$9,762	$9,697
Deferred initial direct costs	73	67
Unearned income	(473)	(489)
Allowance for credit losses	(96)	(125)
Net Client Financing loans and installment payment receivables	$9,267	$9,150

Commercial Financing receivables

(Dollars in millions)
At December 31:	2017	2016
Commercial financing receivables	$11,142	$9,458
Allowance for credit losses	(15)	(21)
Net Commercial Financing receivables	$11,127	$9,436

Purchased and participated receivables from IBM

(Dollars in millions)
At December 31:	2017	2016
Short-term purchased receivables from IBM	$1,466	$1,496
Allowance for credit losses on purchased receivables	(25)	(22)
Long-term participated receivables from IBM	3,812	2,436
Allowance for credit losses on participated receivables	(14)	(13)
Net purchased and participated receivables from IBM	$5,239	$3,897

Notes to Consolidated Financial Statements – (continued)

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $773 million and $689 million at December 31, 2017 and 2016, respectively.

The company did not have any financing receivables held for sale as of December 31, 2017 and 2016.

Financing Receivables by Portfolio Segment

The following tables present Client Financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding Commercial Financing receivables and other miscellaneous financing receivables at December 31, 2017 and 2016. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, EMEA and Asia Pacific.

(Dollars in millions)
At December 31, 2017:	Americas	EMEA	Asia Pacific	Total
Financing receivables
Lease receivables	$3,593	$662	$852	$5,107
Loan receivables	6,110	2,315	937	9,362
Participated receivables from IBM	744	1,525	1,543	3,812
Ending balance	$10,447	$4,502	$3,332	$18,282
Collectively evaluated for impairment	$10,388	$4,463	$3,312	$18,163
Individually evaluated for impairment	$59	$39	$20	$118

Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$38	$2	$55	$95
Loan receivables	113	11	0	125
Participated receivables from IBM	8	3	2	13
Total	$160	$16	$58	$233
Write-offs	$(42)	$(2)	$(33)	$(77)
Recoveries	1	—	0	1
Provision	(7)	27	(6)	14
Foreign currency translation adjustment	0	4	4	8
Other	(4)	(2)	(3)	(8)
Ending balance at December 31, 2017	$107	$43	$21	$172
Lease receivables	$42	$6	$15	$62
Loan receivables	$57	$34	$4	$96
Participated receivables from IBM	$9	$4	$2	$14

Collectively evaluated for impairment	$49	$14	$5	$67
Individually evaluated for impairment	$59	$30	$17	$105

Write-offs of lease and loan receivables were $39 million and $37 million, respectively, in 2017. Provisions for credit losses recorded for loan receivables and participated receivables from IBM were $15 million and $1 million, respectively, in 2017. Provisions for credit losses recorded for lease receivables were a reduction of $2 million in 2017.

Notes to Consolidated Financial Statements – (continued)

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

Write-offs of lease receivables and loan receivables were $78 million and $33 million, respectively, in 2016. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $11 million, $34 million and $13 million, respectively, in 2016. The amount reported in “Other,” in the table above, which is primarily loans, reflects the reduction in allowance for credit losses in 2016 associated with certain impaired receivables that were retained by IBM due to IBM’s ongoing collection efforts. For additional information, see note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

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

Financing Receivables on Non-Accrual Status

The following table presents the recorded investment in financing receivables which were on non-accrual status at December 31, 2017 and 2016, respectively. Financing receivables from IBM are short term receivables that the company considers collectable and without third party risk, as such, these receivables are not included in the non-accrual status reported.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31:	2017	2016
Lease receivables
Americas	$10	$15
EMEA	13	2
Asia Pacific	2	11
Total lease receivables	$26	$28

Loan receivables
Americas	$38	$87
EMEA	58	5
Asia Pacific	3	1
Total loan receivables	$99	$93
Total receivables	$124	$121

There were no participated receivables from IBM on non-accrual in 2017 and 2016.

Impaired Receivables

The company considers any receivable with an individually evaluated reserve as an impaired receivable based on current information and events. Depending on the level of impairment, receivables will also be placed on non-accrual status.

The following tables present impaired receivables.

	At December 31, 2017		At December 31, 2016
(Dollars in millions)	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Americas	$59	$59	$95	$88
EMEA	39	30	10	3
Asia Pacific	20	17	55	50
Total	$118	$105	$160	$142

	At December 31, 2017			At December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
Americas	$88	$0	$—	$134	$0	$—
EMEA	16	0	—	50	0	—
Asia Pacific	39	0	—	272	0	—
Total	$143	$0	$—	$456	$0	$—

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by clients, as well as other information, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. The company uses information provided by Moody’s, where available, as one of many inputs in its determination of client credit ratings.

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at December 31, 2017 and 2016. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered

Notes to Consolidated Financial Statements – (continued)

investment grade. At December 31, 2017, 58 percent of the portfolio was investment grade as compared to 54 percent at December 31, 2016. All others are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$384	$24	$40	$655	$85	$45	$80	$57	$74
A1 — A3	786	93	367	1,340	324	409	163	217	676
Baa1 — Baa3	921	177	224	1,571	616	250	191	411	413
Ba1 — Ba2	681	218	115	1,160	756	129	141	505	213
Ba3 — B1	406	98	46	692	341	51	84	228	84
B2 — B3	326	39	36	555	135	40	67	90	66
Caa — D	47	6	9	80	23	10	10	15	16
Total	$3,551	$657	$837	$6,054	$2,280	$933	$735	$1,522	$1,541

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2016:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$432	$35	$44	$658	$99	$55	$56	$46	$38
A1 — A3	757	77	403	1,152	220	507	97	102	345
Baa1 — Baa3	747	250	273	1,137	713	344	96	332	234
Ba1 — Ba2	796	239	153	1,211	682	193	102	317	131
Ba3 — B1	555	141	88	845	404	111	71	188	76
B2 — B3	287	48	69	437	139	87	37	64	60
Caa — D	81	6	12	123	17	15	10	8	10
Total	$3,655	$796	$1,042	$5,565	$2,273	$1,313	$471	$1,058	$894

Past Due Financing Receivables

The company considers financing receivables past due when any installment is over 90 days past due. The following table summarizes receivables by aging category, where fully reserved receivables are excluded. The past due aging categories represent only the portion of a financing receivable which is past due. Current financing receivables represent total financing receivables excluding receivables which are past due for greater than 90 days and fully reserved receivables. Financing receivables past due for greater than 90 days and accruing represent the total billed and unbilled value at a contract level for receivables with outstanding installments greater than 90 days past due. Payments are received monthly from IBM for receivables participated in by IBM Credit. For participated receivables past due over 90 days, amounts collected from IBM associated with the amounts past due over 90 days and unpaid by the end-user client are returned to IBM. Amounts returned to IBM during the periods reported were not material.

Notes to Consolidated Financial Statements – (continued)

						Recorded
	Total	Total	Total	Current	Total	Investment
(Dollars in millions)	Past Due	Past Due	Past Due	Financing	Financing	> 90 days and
At December 31, 2017	31-60 days [1]	61-90 days [1]	> 90 days [1]	Receivables	Receivables	accruing [2]
Lease receivables
Americas	$18	$10	$27	$3,554	$3,593	$185
EMEA	3	1	3	656	662	5
Asia Pacific	0	0	1	836	852	4
Total lease receivables	$21	$12	$32	$5,046	$5,107	$194
Loan receivables
Americas	$22	$13	$37	$6,029	$6,110	$237
EMEA	10	5	12	2,283	2,315	17
Asia Pacific	0	0	2	934	937	4
Total loan receivables	$33	$18	$51	$9,245	$9,362	$258
Participated receivables from IBM
Americas	$ N/A	$ N/A	$3	$741	$744	$11
EMEA	N/A	N/A	1	1,525	1,525	1
Asia Pacific	N/A	N/A	0	1,543	1,543	0
Total participated receivables from IBM	$ N/A	$ N/A	$4	$3,808	$3,812	$12
Total receivables	$54	$29	$87	$18,100	$18,282	$464

(1) Only the portion of a financing receivable which is past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

N/A - Not applicable

						Recorded
	Total	Total	Total	Current	Total	Investment
(Dollars in millions)	Past Due	Past Due	Past Due	Financing	Financing	> 90 days and
At December 31, 2016	31-60 days [1]	61-90 days [1]	> 90 days [1]	Receivables	Receivables	accruing [2]
Lease receivables
Americas	$9	$4	$8	$3,666	$3,693	$37
EMEA	3	2	2	790	798	6
Asia Pacific	1	1	11	1,041	1,098	37
Total lease receivables	$13	$7	$20	$5,497	$5,588	$80
Loan receivables
Americas	$15	$7	$12	$5,639	$5,678	$57
EMEA	8	5	5	2,273	2,284	14
Asia Pacific	—	—	4	1,308	1,313	42
Total loan receivables	$23	$12	$20	$9,220	$9,275	$113
Participated receivables from IBM
Americas	$ N/A	$ N/A	$—	$479	$479	$—
EMEA	N/A	N/A	—	1,061	1,061	—
Asia Pacific	N/A	N/A	—	896	896	—
Total participated receivables from IBM	$ N/A	$ N/A	$—	$2,436	$2,436	$—
Total receivables	$36	$18	$41	$17,152	$17,299	$195

(1) Only the portion of a financing receivable which is past due, excluding amounts that are fully reserved.

(2) At a contract level, which includes total billed and unbilled amounts for aged financing receivables greater than 90 days.

N/A - Not applicable

Notes to Consolidated Financial Statements – (continued)

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings for the years ended December 31, 2017 and 2016.

NOTE F. OTHER ASSETS

($ in millions)
At December 31:	2017	2016
Deferred taxes	$121	$133
Other receivables	114	136
Prepaid taxes	79	33
Derivatives	3	115
Other	47	11
Total	$364	$428

NOTE G. BORROWINGS

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of such non-recourse borrowings are reflected in the short-term and long-term debt tables below.

Short-Term Debt

	At December 31,	At December 31,
(Dollars in millions)	2017	2016
Commercial paper	$1,496	$—
Short-term loans	60	36
Secured borrowings	12	8
Debt	$1,568	$44
Debt payable to IBM	15,159	16,481
Total	$16,727	$16,525

The weighted-average interest rate for short-term loans was 2.4 percent and 14.1 percent at December 31, 2017 and 2016, respectively, and relates primarily to borrowings in Asia Pacific in 2017 and in Latin America in 2016.

The weighted-average interest rate for secured borrowings was 4.7 percent and 3.9 percent at December 31, 2017 and 2016, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $12 million at December 31, 2017 and $8 million at December 31, 2016.

The weighted-average interest rate for debt payable to IBM was 1.1 percent and 0.8 percent at December 31, 2017 and 2016, respectively.

In August 2017, IBM Credit established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper can be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued can vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer.

At December 31, 2017, there was $1,496 million of commercial paper outstanding. The weighted-average interest rate for commercial paper was 1.5 percent at December 31, 2017.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	12/31/2017	12/31/2016
Long-term notes (average interest rate at December 31, 2017)
1.6%	2019	$1,400	$—
1.7%	2021	1,100	—
2.2%	2022	500	—
		$3,000	$—

Long-term loans (5.9% average interest rate at December 31, 2017)	2018-2020	486	—
Secured borrowings (4.6% average interest rate at December 31, 2017)	2018-2023	762	681
Long-term debt		$4,248	$681
Less: net unamortized discount		1	—
Less: net unamortized debt issuance costs		9	—
Less: fair value adjustment*		26	—
Debt		$4,211	$681
Debt payable to IBM (1.1% average interest rate at December 31, 2017)		9,539	9,824
Total		$13,750	$10,505

*   The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $762 million at December 31, 2017 and $681 million at December 31, 2016, and relate primarily to borrowings in the U.S. and Latin America.

In August 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. The company issued fixed rate debt securities in the aggregate amount of $1,800 million with rates ranging from 1.625 percent to 2.200 percent and floating rate debt securities in the aggregate amount of $1,200 million with rates of LIBOR plus 15 or 26 basis points. The maturity dates of the debt securities issued range from 2019 to 2022. The net proceeds to the company from the issuance, after adjusting for and deducting related discounts, commissions and expenses of approximately $7 million, are being utilized for general corporate purposes. The interest rates, maturities and amounts of the debt securities issued by the company are provided in the long-term debt table presented above.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Notes to Consolidated Financial Statements – (continued)

Post Swap Borrowing (Long-Term Debt)

($ in millions)	2017		2016
For the year ended December 31:	Amount	Average Rate	Amount	Average Rate
Fixed-rate debt
Debt	$736	3.2%	$681	6.8%
Debt payable to IBM	9,458	1.1%	9,762	1.0%
Total fixed-rate debt	$10,195		$10,443
Floating-rate debt
Debt*	$3,475	2.6%	$—	—%
Debt payable to IBM	80	(0.3)%	62	(0.3)%
Total floating-rate debt	$3,555		$62
Total debt	$4,211		$681
Total debt payable to IBM	9,539		9,824
Total	$13,750		$10,505

* Includes $1,800 million in 2017 of notional interest rate swaps that effectively convert fixed-rated long-term debt into floating-rate long-term debt (see note D, “Financial Instruments.”)

Pre-swap annual contractual maturities of long-term debt and long-term debt payable to IBM outstanding at December 31, 2017 are as follows:

(Dollars in millions)	2018	2019	2020	2021	2022	2023 and beyond	Total
Long-term debt	$610	$1,873	$120	$1,143	$502	$0	$4,248
Debt payable to IBM	4,614	2,284	1,861	614	160	6	9,539
Total	$5,224	$4,157	$1,981	$1,757	$661	$6	$13,786

Interest on Debt

The company recognized interest expense of $362 million, $364 million and $466 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $265 million, $301 million and $425 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 20, 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of December 31, 2017, there were no borrowings under the Credit Agreements. The company incurred charges of $1.9 million in 2017 related to the Credit Agreements.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third

Notes to Consolidated Financial Statements – (continued)

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

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information regarding the Support Agreement, see note C, “Relationship with IBM and Related Party Transactions.”

NOTE H. OTHER LIABILITIES

($ in millions)
At December 31:	2017	2016
Post-retirement Benefits and Accrued Compensation	$70	$61
Deferred Income	62	50
Derivatives	56	97
Accrued Interest	45	0
Other	36	20
Total	$269	$228

NOTE I. EQUITY ACTIVITY

IBM Credit had no available-for-sale securities and no unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$363	$2	$365
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	2	(1)	2
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$3	$(1)	$2
Other comprehensive income/(loss)	$366	$2	$367

(1) These AOCI components are included in the computation of net periodic pension cost. (See note L, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements – (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$16	$—	$16
Retirement-related benefit plans [1]:
Net (losses)/gains arising during the period	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$(1)	$0	$(1)
Other comprehensive income/(loss)	$15	$0	$15

(1) These AOCI components are included in the computation of net periodic pension cost. (See note L, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2015:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(158)	$—	$(158)
Retirement-related benefit plans [1]:
Net (losses)/gains arising during the period	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(158)	$0	$(158)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note L, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
December 31, 2014	$(57)	$(9)	$(66)
Other comprehensive income before reclassification	(158)	0	(158)
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	(158)	0	(158)
December 31, 2015	(216)	(9)	(224)
Other comprehensive income before reclassification	16	(1)	15
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	16	(1)	15
December 31, 2016	(200)	(9)	(209)
Other comprehensive income before reclassification	365	2	367
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	365	2	367
December 31, 2017	$165	$(7)	$158

* Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

NOTE J. CONTINGENCIES AND COMMITMENTS

Contingencies

The company is or may be involved in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise in the ordinary course of its business. Certain of these actions and proceedings are similar to suits filed against other financial institutions and captive finance companies. These include collection and bankruptcy proceedings related to its leases and loans and proceedings concerning client allegations of wrongful repossession or defamation of credit.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of December 31, 2017, there were no matters for which the likelihood of material loss is at least reasonably possible.

Commitments

The company’s extended lines of credit to third-party entities include unused amounts of $7,755 million and $6,174 million at December 31, 2017 and 2016, respectively. These amounts were available to the company’s Commercial Financing suppliers, distributors and resellers to support additional loan advances, or purchases of factored receivables, to meet their working capital liquidity needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $749 million and $404 million at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements – (continued)

NOTE K. TAXES

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
Income from continuing operations before income taxes:
U.S. operations	$41	$259	$338
Non-U.S. operations	713	460	445
Total income from continuing operations before income taxes	$755	$719	$783

The income from continuing operations provision for income taxes by geographic operations is as follows:

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
Continuing operations provision for/(benefit from) income taxes:
U.S. operations	$(151)	$100	$132
Non-U.S. operations	156	122	179
Total continuing operations provision for income taxes	$5	$222	$311

The components of the income from continuing operations provision for income taxes/(benefits) by taxing jurisdiction are as follows:

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
U.S. federal:
Current	$(110)	$156	$162
Deferred	(40)	(73)	(52)
Total	$(150)	$83	$109

U.S. state and local:
Current	$(21)	$32	$33
Deferred	18	(15)	(11)
Total	$(3)	$17	$22

Non-U.S.:
Current	$122	$176	$237
Deferred	36	(55)	(58)
Total	$158	$122	$179

Total continuing operations provision for income taxes	$5	$222	$311

Discontinued operations provision for income taxes	$—	$85	$166

Total taxes included in net income	$5	$307	$477

If the company’s provision for income taxes had been prepared using the separate tax return method without modification for the benefits-for-loss approach, there would be no material difference in the total taxes included in net income reported in each of the years above. For additional information, refer to note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

For the year ended December 31, 2017, the U.S. operations generated a taxable loss as a result of the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. As the company’s U.S. federal and certain state operations are included in various IBM

Notes to Consolidated Financial Statements – (continued)

consolidated tax returns, under the tax sharing agreement, the benefits-for-loss approach has been applied and the losses were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2018.

A reconciliation of the statutory U.S. federal tax rate to the company’s effective tax rate from continuing operations is as follows:

For the year ended December 31:	2017	2016	2015
Statutory rate	35%	35%	35%
U.S. Tax Cuts and Jobs Act	(21)	—	—
Foreign tax differential	(14)	(5)	(5)
State and local	0	2	2
Valuation allowance	1	(1)	8
Effective rate on continuing operations	1%	31%	40%

Percentages rounded for disclosure purposes.

The component reflected within the tax rate reconciliation table above labeled “Foreign tax differential” includes the effects of foreign subsidiaries’ earnings taxed at rates other than the U.S. statutory rate.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in a provisional one-time net benefit of $162 million to tax expense in the fourth-quarter and year ended December 31, 2017. This benefit was the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings.

The net benefit related to U.S. tax reform is based on the company’s estimates as of December 31, 2017. All components of the provisional net benefit of $162 million are based on the company’s estimates as of December 31, 2017. Specifically, the transition tax, any foreign tax costs as well as the re-measurement of deferred tax balances are provisional and have been calculated based on existing tax law and the best information available as of the date of estimate. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, conclusion of the effects of the “Global Intangible Low-Taxed Income” provisions, further refinement of the company’s calculations, additional guidance that may be issued by the U.S. government, among other items. As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment.

The 2017 continuing operations effective tax rate decreased 30.2 points from 2016 driven primarily by the tax benefit related to the impact from the enactment of U.S. tax reform described above (21 points) and a benefit due to the geographic mix of pre-tax earnings in 2017 (9 points).

The 2016 continuing operations effective tax rate decreased 8.9 points from 2015 largely due to the establishment of certain foreign valuation allowances in 2015.

The effect of tax law changes on deferred tax assets and liabilities was a benefit of $171 million, driven by the U.S. tax reform and was included in the net benefit.

The significant components of deferred tax assets and liabilities recorded in other assets and tax liabilities, respectively, in the Consolidated Statement of Financial Position are as follows:

Notes to Consolidated Financial Statements – (continued)

Deferred Tax Assets

(Dollars in millions)
At December 31:	2017	2016
Bad debt reserves	$45	$57
Leases	88	103
Depreciation	4	9
Foreign tax loss/credit carryforwards	82	76
Other	51	54
Gross deferred tax assets	$270	$299
Less: valuation allowance	(96)	(89)
Net deferred tax assets	$174	$210

Deferred Tax Liabilities

(Dollars in millions)
At December 31:	2017	2016
Leases	$418	$463
Other	14	13
Gross deferred tax liabilities	$432	$477

The loss carryforwards as of December 31, 2017 and 2016 were $82 million and $76 million (tax effected), respectively, with substantially all of these carryforwards available for at least two and up to five years.

The valuation allowances as of December 31, 2017, 2016 and 2015 were $96 million, $89 million and $81 million, respectively. The amounts principally apply to loss carryforwards, credits and timing differences. In the opinion of management, it is more likely than not that these assets will not be realized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

The company is subject to taxation in the U.S. and various state and foreign jurisdictions. With respect to the company’s U.S. federal and certain state and foreign operations that are included in applicable IBM consolidated tax returns, pursuant to the Tax Sharing Agreement, any subsequent changes to the company’s income tax liability as a result of valuation allowances and tax examinations are the responsibility of IBM. Therefore, any recognition and subsequent changes in assessment about the sustainability of related tax positions, including interest and penalties, are the responsibility of IBM. As such, there have been no uncertain tax liabilities recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings as the company bears no risk associated with any subsequent change in the sustainability of uncertain tax positions.

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2013. At December 31, 2017, current year unrecognized tax benefits recorded in the Consolidated Financial Statements related to certain foreign separate income tax return filers were $1 million. There were no uncertain tax positions recorded in the Consolidated Financial Statements related to separate income tax return filers for the years ended December 31, 2016 and 2015.

Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended December 31, 2017, the company recognized $5 million in interest expense relating to certain foreign separate income tax return filers. For the years ended December 31, 2016 and 2015, interest accrued relating to income taxes was immaterial.

Included in consolidated retained earnings at December 31, 2017 are undistributed after-tax earnings from non-US subsidiaries, as well as a provisional amount of U.S. income taxes and foreign distribution taxes associated with the repatriation of these earnings.

Notes to Consolidated Financial Statements – (continued)

NOTE L. RETIREMENT-RELATED BENEFITS

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The amounts of (income) or expense attributed to the company by IBM for the years ended December 31, 2017, 2016 and 2015 were not material.

Charges from IBM to the company in relation to these plans (including non-pension, post-retirement benefits) are limited to service costs. Contributions and any other types of costs are the responsibility of IBM.

Multiple-employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan) assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position. The net liability for multiple-employer plans for the years ended 2017, 2016 and 2015 were $40 million, $39 million and $35 million, respectively. The gross asset balances were $37 million, $27 million and $28 million at December 31, 2017, 2016 and 2015, respectively. The projected benefit obligation (PBO) balances were $77 million, $66 million and $63 million at December 31, 2017, 2016 and 2015, respectively.

Actuarial losses in Accumulated Other Comprehensive Income at December 31, 2017, 2016 and 2015 were $7 million, $9 million and $9 million, respectively. Any gains or losses recorded to Accumulated Other Comprehensive Income in each of the reported periods were not material.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The total cost for multiple-employer plans for years ended December 31, 2017, 2016 and 2015 were $3 million, $5 million and $7 million, respectively.

NOTE M. SEGMENT INFORMATION

The company’s operations consist of two business segments: Client Financing and Commercial Financing. The segments represent components of the company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in determining how to allocate resources and evaluate performance.

The company is organized on the basis of its financing offerings. The company’s reportable segments are business units that offer different financing solutions based upon the needs of the company’s clients. The segment’s assets are defined by income generating assets within each operating segment and do not represent total assets of the company.

Information about each segment’s business and the financing services that generate each segment’s revenue is located in Item 1, entitled “Business”, and in the “Segment Details” section within Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

The segments include an allocation of interest expense and SG&A expense by the company to each of its operating segments. Interest expense is allocated based on the average assets of each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Client	Commercial	Total
At December 31, 2017	Financing	Financing	Segments
Revenue	$1,248	$454	$1,702
Pre-tax income from continuing operations	574	181	755
Depreciation of equipment under operating lease	231	—	231
Financing cost (interest expense)	246	116	362
Provision for credit losses	14	1	15
Assets	22,880	12,568	35,448

(Dollars in millions)	Client	Commercial	Total
At December 31, 2016	Financing	Financing	Segments
Revenue	$1,455	$385	$1,840
Pre-tax income from continuing operations	564	155	719
Depreciation of equipment under operating lease	307	—	307
Financing cost (interest expense)	261	102	364
Provision for credit losses	57	14	72
Assets	21,687	10,911	32,597

(Dollars in millions)	Client	Commercial	Total
At December 31, 2015	Financing	Financing	Segments
Revenue	$1,714	$359	$2,074
Pre-tax income from continuing operations	620	163	783
Depreciation of equipment under operating lease	378	—	378
Financing cost (interest expense)	346	120	466
Provision for credit losses	142	(9)	133
Assets	23,787	9,811	33,598

(Dollars in millions)
Reconciliation of IBM Credit as reported	2017	2016	2015
Assets
Total Reportable Segments	$35,448	$32,597	$33,598
Cash and cash equivalents	2,680	1,772	1,487
Other receivables from IBM	1,024	482	94
Deferred taxes	121	133	136
Derivatives	3	115	—
Other	240	180	272
Total consolidated assets	$39,516	$35,279	$35,586

Major Clients

No single client represented 10 percent or more of the company’s total revenue in 2017, 2016 or 2015.

Geographic Information

The following provides information for those countries that are 10 percent or more of the specific category.

Notes to Consolidated Financial Statements – (continued)

Revenue*

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
United States	$606	$540	$610
Brazil	133	173	293
Other countries	963	1,128	1,171
Total revenue	$1,702	$1,840	$2,074

* Revenues are generally attributed to countries based on the location of the client.

Financing Receivables, Net of Allowance for Credit Losses

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
United States	$11,892	$10,765	$10,675
Other countries	14,174	13,916	17,944
Total net financing receivables	$26,066	$24,681	$28,620

Equipment under Operating Lease, Net of Depreciation

(Dollars in millions)
For the year ended December 31:	2017	2016	2015
United States	$76	$129	$208
Other countries	324	377	393
Total equipment under operating lease - net	$401	$506	$602

NOTE N. DISCONTINUED OPERATIONS

On December 31, 2016, the company divested its remanufacturing and remarketing business in the U.S. to IBM. The company’s Consolidated Statement of Cash Flows as of December 31, 2016 and 2015 include $120 million and $273 million, respectively, in cash provided by the operating activities of the divested business.

During the first quarter of 2017, the company received a cash payment from IBM of $121 million as settlement of the divestiture. The settlement amount is presented in other investing activities-net in the Consolidated Statement of Cash Flows as of December 31, 2017. There was no gain or loss recognized on the divestiture of the business to IBM.

The company performed a qualitative and quantitative assessment of the disposal of the U.S. remanufacturing and remarketing business to assess its qualification and treatment as a discontinued operation. The company concluded that the divestiture represented a significant strategic shift in the company’s operations which will have a material effect on the future financial results of the company. As a result, the U.S. remanufacturing and remarketing business results are presented as discontinued operations for the years 2016 and 2015 in the Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

Profit/(Loss) from Discontinued Operations:

(Dollars in millions)	2016	2015
Revenue	$583	$891
Cost of sales	300	407
Selling, general, and administrative expense	66	63
Income from discontinued operations before income taxes	$217	$421
Provision for income taxes	85	166
Net income from discontinued operations - net of tax	$131	$255

NOTE O. SUBSEQUENT EVENTS

On February 6, 2018, the company issued $2.0 billion in bonds as follows: $450 million of 3-year floating-rate bonds priced at LIBOR plus 16 basis points, $800 million of 3-year fixed-rate bonds with a 2.65 percent coupon and $750 million of 5-year fixed-rate bonds with a 3.0 percent coupon.

End of Notes

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

SELECTED QUARTERLY DATA

(UNAUDITED)

(Dollars in millions)	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$444	$413	$418	$427	$1,702
Net margin	300	266	264	280	1,109
Income from continuing operations before income taxes	178	145	165	267	755
Income from continuing operations [1]	137	112	127	374	750
Net income [1]	137	112	127	374	750

(1)        The enactment of U.S. tax reform resulted in the company recognizing a provisional one-time net benefit of $162 million in December 2017. The net benefit was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. As a result, income from continuing operations and net income increased in the fourth quarter and full-year 2017.

(Dollars in millions)	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$478	$463	$459	$439	$1,840
Net margin	307	291	290	281	1,170
Income from continuing operations before income taxes	135	198	195	191	719
Income from continuing operations	92	136	133	136	498
Income from discontinued operations - net of tax	35	27	8	62	131
Net income	128	162	141	198	629

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The company’s management evaluated, with the participation of the Chairman and President, and the Vice President, Finance, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chairman and President, and the Vice President of Finance have concluded that the company’s disclosure controls and procedures were effective as of the end of the latest quarter. There has been no change in the company’s internal control over financial reporting that occurred during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IBM Credit has omitted this section pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation.

IBM Credit has omitted this section pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

IBM Credit has omitted this section pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

IBM Credit has omitted this section pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

As an indirect, wholly owned subsidiary of IBM, our principal accounting fees and services are subject to the pre-approval policies and procedures that govern all fees paid to, and all services performed by, PricewaterhouseCoopers (PwC) for audit and audit-related professional services and tax-related advice and services to IBM. For additional information regarding IBM’s policies and procedures, see IBM’s Proxy Statement to be filed with the Securities and Exchange Commission (SEC) and delivered to IBM stockholders in connection with IBM’s Annual Meeting of Stockholders to be held on April 24, 2018. The appointment of PwC as IBM’s independent registered public accounting firm was ratified by majority vote of IBM’s shareholders during the annual shareholder’s meeting on April, 25, 2017 (see IBM’s 8-K filed with the SEC on April 28, 2017).

The fees for services provided to IBM Credit by PwC for the fiscal periods indicated:

(Dollars in millions)	2017	2016
Audit Fees	$10.2	$11.5
Audit-Related Fees	0.5	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10.9	$11.5

Audit Fees: comprise fees for professional services necessary to perform an audit or review in accordance with the standards of the Public Company Accounting Oversight Board, including services rendered for the audit of the company’s annual financial statements and review of quarterly financial statements. Also includes fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, attest services, consents, and review of documents filed with the SEC.

Audit-Related Fees: comprise fees for services that are reasonably related to the performance of the audit or review of the company’s financial statements, including the support of business acquisition and divestiture activities, independent assessments for service organization control reports and audit and review of the company’s retirement and other benefit-related programs.

Tax Fees: comprise fees for tax compliance, tax planning and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. international tax matters; assistance with foreign income and withholding tax matters, assistance with sales tax, value added tax and equivalent tax related matters in local jurisdictions/ preparation of reports to comply with local tax authority transfer pricing documentation requirements; and assistance with tax audits.

All Other Fees: comprise fees primarily in connection with certain benchmarking work and permissible advisory services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         The following documents are filed as part of this report:

1.              Financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2017, 2016 and 2015 as indexed below.

2.              Financial statement schedule required to be filed by Item 8 of this Form 10-K as indexed below. All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.

3.                   Exhibits:

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable

(3)	The Certificate of Formation of IBM Credit LLC, dated December 20, 2002 and effective January 1, 2003, is Exhibit 3.1 to the Form S-3 filed August 4, 2017, and is hereby incorporated by reference.

The Certificate of Conversion of IBM Credit LLC, dated as of January 1, 2003, is Exhibit 3.1 to the Form 10 filed May 5, 2017, and is hereby incorporated by reference.

The Amended and Restated Limited Liability Company Agreement of IBM Credit LLC, dated as of April 24, 2017, is Exhibit 3.2 to the Form 10 filed May 5, 2017, and is hereby incorporated by reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(4)	Instruments defining the rights of security holders.

The Indenture between IBM Credit LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 8, 2017, is Exhibit 4.1 to the Form 8-K filed September 8, 2017, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the Floating Rate Notes due 2019 and 2021, 1.625% Notes due 2019, 1.800% Notes due 2021, and 2.200% Notes due 2022 are Exhibits 4.2, 4.3, 4.4, 4.5, and 4.6 to the Form 8-K filed September 8, 2017, and are hereby incorporated by reference.

The instruments defining the rights of the holders of the Floating Rate Notes due 2021, 2.650% Notes due 2021 and 3.000% Notes due 2023 are Exhibits 4.1, 4.2, and 4.3 to the Form 8-K filed February 5, 2018, and are hereby incorporated by reference.

(9)	Voting trust agreement.	Not applicable

(10)	Material Contracts.

The Support Agreement, dated as of May 2, 2017, between International Business Machines Corporation and IBM Credit LLC, is Exhibit 10.1 to the Form 10 filed May 5, 2017, and is hereby incorporated by reference.

The Tax Sharing Agreement, dated as of March 1, 2017, between International Business Machines Corporation and IBM Credit LLC, is Exhibit 10.2 to the Form 10 filed May 5, 2017, and is hereby incorporated by reference.

The $2,500,000,000 364-Day Credit Agreement, dated as of July 20, 2017 among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.1 to the Form 8-K filed July 25, 2017, and is hereby incorporated by reference.

The $2,500,000,000 Three-Year Credit Agreement, dated as of July 20, 2017, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, The Several Lenders from Time to Time Parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.2 to the Form 8-K filed July 25, 2017, and is hereby incorporated by reference.

(11)	Statement re computation of per share earnings	Not applicable

(12)	Statement re computation of ratios	12

(13)	Annual report to security holders	Not applicable

(18)	Letter re change in accounting principles	Not applicable

(19)	Previously unfiled documents	Not applicable

(21)	Subsidiaries of the registrant	Not applicable*

(22)	Published report regarding matters submitted to vote of security holders	Not applicable

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(23)	Consent of experts	23.1

(24)	Powers of attorney	24.1

	Resolution of the IBM Credit Board of Managers authorizing execution of this report by Powers of Attorney	24.2

(31)	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.1

	Certification by principal financial officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.2

(32)	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

* IBM Credit has omitted this exhibit pursuant to General Instruction I(2)(b) of Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

By:	/s/ William J. Smith III
William J. Smith III
Chairman and President

Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Smith III	Chairman and President	March 1, 2018
William J. Smith III	(Chief Executive Officer)

/s/ Adam Wilson	Vice President, Finance	March 1, 2018
Adam Wilson	(Chief Financial Officer)

/s/ Henry Voldman	Director, Finance	March 1, 2018
Henry Voldman	(Controller)

Elizabeth A. Barzelatto	Manager	By:	/s/ Todd Hutchen
Simon J. Beaumont	Manager		Todd Hutchen
Robert F. Del Bene	Manager		Attorney-in-fact
Edward Shay	Manager
		Date:	March 1, 2018

SCHEDULE II

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in millions)

	Balance at				Balance at
	Beginning				End
Description	of Period	Additions [1]	Write-offs [2]	Other [3]	of Period
Allowance For Credit Losses:
2017	$277	$15	$(91)	$11	$213

2016	$626	$72	$(111)	$(309)	$277

2015	$608	$133	$(60)	$(55)	$626

(1)        Additions for allowance for credit losses are charged to expense accounts.

(2)        For additional information regarding write-offs, see note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

(3)        In 2016, the amount in “Other” reflects the reduction in allowance for credit losses associated with certain impaired receivables that were retained by IBM due to IBM’s ongoing collection efforts. In addition, the amount in “Other” also comprises currency translation adjustments in all periods reported. For additional information, see note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.