Form 10-Q
period 2018-03-31
IBM CREDIT LLC
filed 2018-04-25
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2018

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

Part I — Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Revenue
Financing revenue	$365	$342
Operating lease revenue	84	102
Total revenue	449	444
Financing cost (related party cost $57 in 2018 and $66 in 2017)	102	83
Depreciation of equipment under operating lease	48	62
Net margin	300	300
Expense and other (income)
Selling, general and administrative	98	102
Provision for credit losses	9	3
Other (income) and expense	1	18
Total expense and other (income)	109	122
Income before income taxes	191	178
Provision for income taxes	42	41
Net income	$149	$137

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net income	$149	$137
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	70	70
Retirement-related benefit plans (1)	1	1
Other comprehensive income/(loss), before tax	71	71
Income tax (expense)/benefit related to items of other comprehensive income	11	0
Other comprehensive income/(loss), after tax	82	71
Total comprehensive income/(loss)	$230	$207

(1) Amounts represented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Assets:
Cash and cash equivalents	$2,170	$2,680
Financing receivables (net of allowances of $192 in 2018 and $173 in 2017)	24,054	26,066
Equipment under operating leases (net of accumulated depreciation of $278 in 2018 and $288 in 2017)	411	401
Financing receivables from IBM	3,772	3,743
Receivables purchased/participated from IBM (net of allowances of $30 in 2018 and $39 in 2017)	5,211	5,239
Other receivables from IBM	1,247	1,024
Other assets	423	364
Total assets	$37,287	$39,516

Liabilities:
Accounts payable	$1,308	$1,776
Accounts payable to IBM	760	2,903
Debt	8,115	5,779
Debt payable to IBM	23,077	24,698
Taxes	505	530
Other liabilities	220	269
Total liabilities	33,985	35,954
Member’s interest:
Member’s interest	3,067	3,101
Retained earnings	—	302
Accumulated other comprehensive income/(loss)	234	158
Total member’s interest	3,302	3,562
Total liabilities and member’s interest	$37,287	$39,516

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$149	$137
Adjustments to reconcile net income to cash provided by operating activities
Provision for credit losses	9	3
Depreciation	48	62
Deferred taxes	(25)	(19)
Net (gain)/loss on asset sales and other	(44)	245
Change in operating assets and liabilities
Other assets/other liabilities	103	(130)
Net cash provided by operating activities	240	297

Cash flows from investing activities:
Originations of financing receivables	(4,943)	(3,160)
Collection of financing receivables	3,751	3,376
Short-term financing receivables - net (1)	863	685
Purchase of equipment under operating leases	(57)	(57)
Proceeds from disposition of equipment under operating lease	15	14
Other receivables from IBM - net	(214)	(694)
Other investing activities - net	(65)	(91)
Net cash (used in)/provided by investing activities	(650)	74

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	4,841	2,341
Principal payments on debt from IBM	(4,299)	(1,595)
Proceeds from issuance of debt	2,122	84
Principal payments on debt	(247)	(89)
Short-term borrowings from/(repayments to) IBM - net (1)	(2,517)	(242)
Short-term borrowings/(repayments) - net (1)	480	45
Net transfers (to)/from IBM	—	(827)
Distributions to IBM	(490)	—
Net cash used in financing activities	(111)	(282)

Effect of exchange rate changes on cash and cash equivalents	11	17
Net change in cash and cash equivalents	(510)	107

Cash and cash equivalents at January 1	2,680	1,772
Cash and cash equivalents at March 31	$2,170	$1,879

(1) Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle*		5	(5)
Net income plus other comprehensive income/(loss):
Net income		149		149
Other comprehensive income/(loss), net of tax			82	82
Total comprehensive income/(loss)				$230
Distributions to IBM	(34)	(456)		(490)
Member’s Interest, March 31, 2018	$3,067	$—	$234	$3,302

* Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, “Accounting Changes”.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Net			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137				137
Other comprehensive income/(loss), net of tax				71	71
Total comprehensive income/(loss)					$207
Net transfers (to)/from IBM	(827)				(827)
Member’s Interest, March 31, 2017	$3,222	$—	$—	$(138)	$3,083

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Notes to Consolidated Financial Statements — (continued)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. Refer to pages 41 through 43 of the company’s 2017 Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 1, 2018, for a discussion of the company’s critical accounting estimates.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (U.S. tax reform) was enacted, resulting in the company recording a provisional net benefit of $162 million to tax expense in December 2017. A provisional charge of $4 million was recorded in January 2018 as a result of Internal Revenue Service guidance. The company’s net benefit recorded due to U.S. tax reform remains provisional and any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment.

The amount of restricted cash included in the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is immaterial for the periods presented.

All significant intracompany transactions between IBM Credit’s businesses have been eliminated. All significant intercompany transactions between IBM Credit and IBM have been included in these Consolidated Financial Statements.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in the Form 10-K.

Notes to Consolidated Financial Statements — (continued)

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

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

A cross-functional implementation team has been established which is evaluating the lease portfolio, system, process and policy change requirements. The company is currently evaluating the impact of the new guidance on its consolidated financial results. The company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance.

Standards Implemented

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) (“AOCI”) to retained earnings. The guidance is effective January 1, 2019 with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods.  In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established ceases to exist. This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at an actual cessation date.  At adoption, $5 million was reclassified from AOCI to retained earnings.

In August 2017, the FASB issued guidance to simplify the application of current hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance is effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified-retrospective transition method).

The company adopted the guidance on January 1, 2018 using the modified-retrospective transition method. The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results for the quarter ended March 31, 2018. The company concluded its assessment of the data availability and

Notes to Consolidated Financial Statements — (continued)

presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and there is no material change to disclosures as a result of the adoption of the guidance.

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

Certain assets that are measured at fair value on a recurring basis can be subject to nonrecurring fair value measurements. These assets include available-for-sale debt securities that are deemed to be other-than-temporarily impaired. In the event of an other-than-temporary impairment of a debt security, fair value is measured using a model described above.

Accounting guidance permits the measurement of eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. This election is irrevocable. The company has not applied the fair value option to any eligible assets or liabilities.

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,316	$—	$1,316
Money market funds	5	—	—	5
Total	5	1,316	—	1,321
Derivative assets (2)	—	7	—	7	(4)
Total assets	$5	$1,323	$—	$1,328	(4)
Liabilities:
Derivative liabilities (3)	$—	$51	$—	$51	(4)

(1)         Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)         Included within other assets in the Consolidated Statement of Financial Position.

(3)         Included within other liabilities in the Consolidated Statement of Financial Position.

(4)         If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $3 million.

(Dollars in millions)
At December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,883	$—	$1,883
Money market funds	5	—	—	5
Total	5	1,883	—	1,888
Derivative assets (2)	—	3	—	3
Total assets	$5	$1,886	$—	$1,891
Liabilities:
Derivative liabilities (3)	$—	$56	$—	$56

(1)         Included within cash and cash equivalents in the Consolidated Statement of Financial Position.

(2)         Included within other assets in the Consolidated Statement of Financial Position.

(3)         Included within other liabilities in the Consolidated Statement of Financial Position.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2018 and the year ended December 31, 2017.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2018 and December 31, 2017, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $16,133 million and $13,750 million and the estimated fair value is $15,987 million and $13,695 million at March 31, 2018 and December 31, 2017, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At March 31, 2018, the fair value of derivative contracts with IBM that were in an asset position totaled $3 million and the fair value of derivative contracts with IBM that were in a liability position totaled $51 million. These gross exposures were reduced by $3 million due to master netting agreements with IBM. There was no derivative instruments activity impacted by master netting agreements at December 31, 2017.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2018, the total notional amount of the company’s interest rate swap contracts with IBM was $3,350 million. The weighted average remaining maturity of these instruments at March 31, 2018 was approximately 3.2 years. At December 31, 2017, the total notional amount of the company’s interest rate swap contracts with IBM was $1,800 million. The weighted average remaining maturity of these instruments at December 31, 2017 was approximately 2.9 years.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in Member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At March 31, 2018, the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,045 million. The weighted average remaining maturity of these instruments was 0.2 years. At December 31, 2017, the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,331 million. The weighted average remaining maturity of these instruments was 0.2 years.

Notes to Consolidated Financial Statements — (continued)

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

At March 31, 2018 and December 31, 2017, the total notional amount of foreign exchange derivative contracts with third parties was $123 million and $120 million, respectively.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at March 31, 2018 and December 31, 2017, as well as for the three months ended March 31, 2018 and 2017, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2018	12/31/2017	Classification	3/31/2018	12/31/2017
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$0	$—	Other liabilities	$48	$19
Foreign exchange contracts with IBM	Other assets	3	—	Other liabilities	3	37
	Fair value of derivative assets	$3	$—	Fair value of derivative liabilities	$51	$56

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	$4	$3	Other liabilities	$—	$—
	Fair value of derivative assets	$4	$3	Fair value of derivative liabilities	$—	$—
Total		$7	$3		$51	$56

As of March 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included:	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Debt	$(3,293)	$49

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the three months ended March 31, 2018:	Financing cost	Other (income) and expense
Total	$102	$1
Gains/(losses) of total hedge activity	9	1

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended March 31:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$(21)	$—	$23	$—

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	(222)	N/A	N/A
Foreign exchange contracts	Other (income) and expense	1	(39)	N/A	N/A
Total		$(20)	$(261)	$23	$—

N/A - Not Applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing(3)
For the three months ended March 31:	2018	2017	Line Item	2018	2017	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(43)	$—	Financing cost	$—	$—	$7	$—

Total	$(43)	$—		$—	$—	$7	$—

Prior period gain or loss amounts and presentation are not conformed to the new hedge accounting guidance that the company adopted in 2018. Refer to note 2, “Accounting Changes,” for additional information.

Note: OCI represents other comprehensive income/(loss) in the Consolidated Statement of Comprehensive Income and AOCI represents accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Member’s Interest.

(1)         The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(2)         The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.

(3)         The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

For the three months ending March 31, 2018 and 2017, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

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

Notes to Consolidated Financial Statements — (continued)

The company purchases interests in certain of IBM’s trade accounts receivable at a discount. These receivables are primarily for IT related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At March 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,477	$9,733	$9,267	$24,476
Unearned income	(417)	(34)	(460)	(911)
Deferred initial direct costs	48	—	76	124
Recorded investment	$5,108	$9,699	$8,883	$23,690
Allowance for credit losses	(76)	(15)	(101)	(192)
Unguaranteed residual value	477	—	—	477
Guaranteed residual value	80	—	—	80
Total financing receivables, net	$5,589	$9,684	$8,781	$24,054

Purchased and
Participated
(Dollars in millions)	Receivables
At March 31, 2018:	From IBM
Short-term purchased receivables from IBM	$1,383
Allowance for credit losses	(26)
Total short-term purchased receivables from IBM, net	$1,357

Long-term participated receivables from IBM	$3,858
Allowance for credit losses	(4)
Total long-term participated receivables from IBM, net	$3,853

Total purchased and participated receivables from IBM, net	$5,211

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At December 31, 2017:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,462	$11,177	$9,762	$26,402
Unearned income	(411)	(35)	(473)	(919)
Deferred initial direct costs	56	—	73	128
Recorded investment	$5,107	$11,142	$9,362	$25,611
Allowance for credit losses	(62)	(15)	(96)	(173)
Unguaranteed residual value	533	—	—	533
Guaranteed residual value	94	—	—	94
Total financing receivables, net	$5,672	$11,127	$9,267	$26,066

Notes to Consolidated Financial Statements — (continued)

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2017:	From IBM
Short-term purchased receivables from IBM	$1,466
Allowance for credit losses	(25)
Total short-term purchased receivables from IBM, net	$1,441

Long-term participated receivables from IBM	$3,812
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$3,798

Total purchased and participated receivables from IBM, net	$5,239

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $687 million and $773 million at March 31, 2018 and December 31, 2017, respectively.

The company did not have any financing receivables held for sale as of March 31, 2018 and December 31, 2017.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding commercial financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at March 31, 2018 and December 31, 2017. Commercial financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,570	$725	$813	$5,108
Loan receivables	5,728	2,212	943	8,883
Participated receivables from IBM	677	1,610	1,571	3,858
Ending balance	$9,975	$4,546	$3,327	$17,849
Recorded investment collectively evaluated for impairment	$9,904	$4,508	$3,309	$17,721
Recorded investment individually evaluated for impairment	$71	$39	$18	$128

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$42	$6	$15	$62
Loan receivables	57	34	4	96
Participated receivables from IBM	9	4	2	14
Total	$107	$43	$21	$172
Write-offs	$(2)	$0	$0	$(2)
Recoveries	0	—	—	0
Provision	10	(2)	1	10
Foreign currency translation adjustment	0	1	1	2
Other	0	0	0	0
Ending balance at March 31, 2018	$117	$42	$23	$182
Lease receivables	$53	$5	$17	$76
Loan receivables	$62	$36	$4	$101
Participated receivables from IBM	$2	$1	$2	$4

Related allowance, collectively evaluated for impairment	$47	$14	$5	$65
Related allowance, individually evaluated for impairment	$70	$29	$18	$117

Write-offs of lease and loan receivables were $1 million and $2 million, respectively, for the three months ended March 31, 2018. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $4 million, $4 million and $2 million, respectively, for the three months ended March 31, 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $65 million, $39 million and $19 million, respectively, for the three months ended March 31, 2018 and $102 million, $10 million and $54 million, respectively, for the three months ended March 31, 2017. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended March 31, 2018 and 2017.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2017:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,593	$662	$852	$5,107
Loan receivables	6,110	2,315	937	9,362
Participated receivables from IBM	744	1,525	1,543	3,812
Ending balance	$10,447	$4,502	$3,332	$18,282
Recorded investment collectively evaluated for impairment	$10,388	$4,463	$3,312	$18,163
Recorded investment individually evaluated for impairment	$59	$39	$20	$118

Allowance for credit losses
Beginning balance at January 1, 2017
Lease receivables	$38	$2	$55	$95
Loan receivables	113	11	0	125
Participated receivables from IBM	8	3	2	13
Total	$160	$16	$58	$233
Write-offs	$(42)	$(2)	$(33)	$(77)
Recoveries	1	—	—	1
Provision	(7)	27	(6)	14
Foreign currency translation adjustment	0	4	4	8
Other	(4)	(2)	(3)	(8)
Ending balance at December 31, 2017	$107	$43	$21	$172
Lease receivables	$42	$6	$15	$62
Loan receivables	$57	$34	$4	$96
Participated receivables from IBM	$9	$4	$2	$14

Related allowance, collectively evaluated for impairment	$49	$14	$5	$67
Related allowance, individually evaluated for impairment	$59	$30	$17	$105

Write-offs of lease receivables and loan receivables were $39 million and $37 million, respectively, for the year ended December 31, 2017. Provisions for credit losses recorded for loan receivables and participated receivables from IBM were $15 million and $1 million, respectively, for the year ended December 31, 2017. Provisions for credit losses recorded for lease receivables were a reduction of $2 million for the year ended December 31, 2017.

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

In addition, the company records an unallocated reserve that is determined by applying a reserve rate to its different portfolios, excluding accounts that have been specifically reserved. This general reserve rate is based upon credit rating, probability of default, term, characteristics (lease/loan) and loss history.

Past Due Financing Receivables

The company considers a clients’ financing receivables past due when an installment is aged over 90 days. The following table summarizes the information about the recorded investment in leases and loans receivables and participated receivables from IBM, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At March 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,570	$258	$237	$25	$22
EMEA	725	24	8	1	16
Asia Pacific	813	21	5	1	16
Total lease receivables	$5,108	$304	$250	$27	$54

Americas	$5,728	$216	$166	$31	$50
EMEA	2,212	87	21	2	66
Asia Pacific	943	8	6	3	2
Total loan receivables	$8,883	$311	$193	$36	$119

Americas	$677	$4	$4	$4	$—
EMEA	1,610	0	0	0	—
Asia Pacific	1,571	1	1	0	—
Total participated receivables from IBM	$3,858	$6	$6	$4	$—

Total	$17,849	$621	$449	$67	$173

(1)         At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2)         Of the recorded investment not accruing, $128 million is individually evaluated for impairment with a related allowance of $117 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,593	$203	$185	$27	$20
EMEA	662	21	5	3	16
Asia Pacific	852	22	4	1	18
Total lease receivables	$5,107	$245	$194	$31	$54

Americas	$6,110	$281	$237	$37	$41
EMEA	2,315	82	17	0	66
Asia Pacific	937	9	4	2	5
Total loan receivables	$9,362	$372	$258	$39	$112

Americas	$744	$11	$11	$3	$—
EMEA	1,525	1	1	1	—
Asia Pacific	1,543	0	0	0	—
Total participated receivables from IBM	$3,812	$12	$12	$4	$—

Total	$18,282	$629	$464	$74	$166

(1)         At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.

(2)         Of the recorded investment not accruing, $118 million is individually evaluated for impairment with a related allowance of $105 million.

(3)         Recast to conform to current period presentation, which includes billed impaired amounts.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the recorded investment, net of the allowance for credit losses, for each class of receivables, by credit quality indicator, at March 31, 2018 and December 31, 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. At both March 31, 2018 and December 31, 2017, 58 percent of the portfolio was investment grade. All other credit quality indicators are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At March 31, 2018:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$360	$29	$36	$581	$88	$42	$69	$65	$71
A1 — A3	760	89	355	1,225	270	420	146	200	701
Baa1 — Baa3	907	204	210	1,461	617	248	174	456	414
Ba1 — Ba2	634	232	109	1,021	702	129	122	519	215
Ba3 — B1	478	108	45	770	326	53	92	241	88
B2 — B3	335	51	33	540	154	39	64	114	66
Caa — D	42	6	7	68	18	9	8	13	14
Total	$3,517	$719	$796	$5,666	$2,176	$939	$675	$1,609	$1,570

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa — Aa3	$384	$24	$40	$655	$85	$45	$80	$57	$74
A1 — A3	786	93	367	1,340	324	409	163	217	676
Baa1 — Baa3	921	177	224	1,571	616	250	191	411	413
Ba1 — Ba2	681	218	115	1,160	756	129	141	505	213
Ba3 — B1	406	98	46	692	341	51	84	228	84
B2 — B3	326	39	36	555	135	40	67	90	66
Caa — D	47	6	9	80	23	10	10	15	16
Total	$3,551	$657	$837	$6,054	$2,280	$933	$735	$1,522	$1,541

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2018 or for the year ended December 31, 2017.

5. Segments:

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

Client Financing provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM; as well as acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Notes to Consolidated Financial Statements — (continued)

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended March 31, 2018:
Total revenue	$308	$142	$449
Pre-tax income	128	63	191
Depreciation of equipment under operating lease	48	—	48
Financing cost (interest expense)	69	33	102
Provision for credit losses	10	(1)	9

For the three months ended March 31, 2017:
Total revenue	$327	$117	$444
Pre-tax income	130	48	178
Depreciation of equipment under operating lease	62	—	62
Financing cost (interest expense)	57	26	83
Provision for credit losses	4	(1)	3

6. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$70	$11	$81
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$71	$11	$82

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$70	$0	$70
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	—	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$71	$0	$71

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	81	0	81
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	81	1	82
March 31, 2018	$241	$(7)	$234

*             Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**        Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, “Accounting Changes”.

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2017	$(200)	$(9)	$(209)
Other comprehensive income before reclassification	70	1	70
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	70	1	71
March 31, 2017	$(130)	$(8)	$(138)

*                 Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

7. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Notes to Consolidated Financial Statements — (continued)

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s Consolidated Statement of Earnings. The amounts of expense attributed to the company by IBM for the three months ended March 31, 2018 and 2017 were not material.

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

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three months ended March 31, 2018 and 2017 were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three months ended March 31, 2018 and 2017 were not material.

8. Relationship with IBM and Related Party Transactions:

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 27 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

In the second half of 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $49 million in the three months ended March 31, 2018, an increase of $11 million as compared to the same period in 2017. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended March 31, 2018, finance income earned from these receivables was

Notes to Consolidated Financial Statements — (continued)

$12 million, an increase of $2 million as compared to the same period in 2017. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended March 31, 2018, the interest income earned from these receivables was $39 million, an increase of $9 million as compared to the same period in 2017. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,772 million at March 31, 2018 and $3,743 million at December 31, 2017.

The amount of other receivables from IBM of $1,247 million and $1,024 million at March 31, 2018 and December 31, 2017, respectively, primarily relate to the investment of a portion of the company’s excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment of excess cash with IBM was $1,198 million at March 31, 2018 and $911 million at December 31, 2017. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $6 million and $12 million in the three months ended March 31, 2018 and 2017, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended March 31, 2018 was $47 million, an increase of $6 million as compared to the same period in 2017. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $57 million for the three months ended March 31, 2018, as compared to $66 million for the three months ended March 31, 2017. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 9, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $52 million and $67 million in the first quarter of 2018 and 2017, respectively.

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

The outstanding amount of accounts payable to IBM of $760 million at March 31, 2018, and $2,903 million at December 31, 2017, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company’s net profit from sales of returned equipment to IBM was $8 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

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

9. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables.

Short-Term Debt

	Balance	Balance
(Dollars in millions)	3/31/2018	12/31/2017
Commercial paper	$1,997	$1,496
Short-term loans	62	60
Secured borrowings	18	12
Debt	$2,077	$1,568
Debt payable to IBM	12,982	15,159
Total	$15,059	$16,727

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

The weighted-average interest rate for commercial paper was 1.8 percent and 1.5 percent at March 31, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for short-term loans was 4.0 percent and 2.4 percent at March 31, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for secured borrowings was 4.9 percent and 4.7 percent at March 31, 2018 and December 31, 2017, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $18 million at March 31, 2018 and $12 million at December 31, 2017.

The weighted-average interest rate for debt payable to IBM was 1.3 percent and 1.1 percent at March 31, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2018	12/31/2017
Long-term notes (average interest rate at March 31, 2018)
1.6%	2019	$1,400	$1,400
2.2%	2021	2,350	1,100
2.2%	2022	500	500
3.0%	2023	750	—
		$5,000	$3,000

Long-term loans (5.3% average interest rate at March 31, 2018)	2018-2020	432	486
Secured borrowings (4.4% average interest rate at March 31, 2018)	2018-2023	669	762
Long-term debt		$6,101	$4,248
Less: net unamortized discount		2	1
Less: net unamortized debt issuance costs		11	9
Less: fair value adjustment*		49	26
Debt		$6,038	$4,211
Debt payable to IBM (1.1% average interest rate at March 31, 2018)		10,095	9,539
Total		$16,133	$13,750

* The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $669 million at March 31, 2018 and $762 million at December 31, 2017.

During the third quarter of 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. The company issued fixed and floating rate debt securities in the aggregate amount of $3,000 million in the third quarter of 2017. The maturity dates of these debt securities range from 2019 to 2022. In the first quarter of 2018, the company issued fixed and floating rate debt securities in the aggregate amount of $2,000 million. The maturity dates of these debt securities range from 2021 to 2023. The net proceeds from the issuance of debt securities are utilized for general corporate purposes.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Contractual maturities of long-term debt and long-term debt payable to IBM outstanding at March 31, 2018, are as follows:

	2018					2023 and
(Dollars in millions)	(Q2-Q4)	2019	2020	2021	2022	beyond	Total
Long-term debt	$503	$1,828	$124	$2,395	$501	$750	$6,101
Debt payable to IBM	3,658	2,714	2,206	816	667	34	10,095
Total	$4,161	$4,542	$2,330	$3,211	$1,168	$784	$16,196

Interest on Debt

The company recognized interest expense of $102 million for the three months ended March 31, 2018, of which $57 million was interest expense on debt payable to IBM. The company recognized interest expense of $83 million for the three months ended March 31, 2017, of which $66 million was interest expense on debt payable to IBM.

Notes to Consolidated Financial Statements — (continued)

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

During the third quarter of 2017, IBM and the company (the Borrowers) entered into a $2.5 billion 364-Day Credit Agreement, and a $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements.  Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers.  Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of March 31, 2018, there were no borrowings under the Credit Agreements.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party, unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) IBM will not permit the consolidated net interest expense ratio, for any period of four consecutive fiscal quarters taken as a single accounting period, to be less than 2.20 to 1.0; (ii) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (iii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the fiscal quarter.  The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million.

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement, see note 8, “Relationship with IBM and Related Party Transactions.”

10. Contingencies:

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of March 31, 2018, there were no matters for which the likelihood of material loss is at least reasonably possible.

11. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $7,668 million and $7,755 million at March 31, 2018 and December 31, 2017, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $645 million and $749 million at March 31, 2018 and December 31, 2017, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Financial Results Summary - Three Months Ended March 31:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2018	2017	Change
Total revenue	$449	$444	1.2%
Net margin	$300	$300	0.1%
Net margin percentage	66.8%	67.5%	(0.7	)pts.
Total expense and other (income)	$109	$122	(10.5)%
Income before income taxes	$191	$178	7.4%
Provision for income taxes	$42	$41	2.8%
Net income	$149	$137	8.8%
Net income margin	33.1%	30.8%	2.3	pts.

			Yr.-to-Date
			Percent
	At 3/31/2018	At 12/31/2017	Change
Assets	$37,287	$39,516	(5.6)%
Liabilities	$33,985	$35,954	(5.5)%
Member’s Interest	$3,302	$3,562	(7.3)%

Debt-to-Equity

	At 3/31/2018	At 12/31/2017
Debt-to-Equity Ratio *	9.4x	8.6x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions) For the three months ended March 31:	2018	2017
Net income	$149	$137
Annualized net income (1) *	595	547
Average equity (2) **	3,432	3,393
Return on equity (1)/(2)	17.3%	16.1%

* Calculated based upon an estimated tax rate principally based on IBM Credit’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending Member’s interest for the last two quarters.

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

Financial Performance Summary — Three Months Ended March 31:

In the first quarter of 2018, the company delivered revenue of $449 million and net income of $149 million. In the first quarter of 2017, the company had revenue of $444 million and net income of $137 million. In the first quarter of 2018 and 2017, return on equity from continuing operations was 17.3 percent and 16.1 percent, respectively.

Total revenue increased $5 million, or 1.2 percent, in the first quarter of 2018 as compared to 2017, driven by increases in financing revenue of $23 million, or 6.7 percent partially offset by declines in operating lease revenue of $18 million, or 17.3 percent. The increase in financing revenue was driven by an increase in commercial financing average assets. The decline in operating lease revenue was driven by lower prior year originations and asset sales to third parties.

From a segment perspective, Client Financing revenue of $308 million in the first quarter of 2018 declined 5.8 percent as compared to the prior year. The decline in revenue was driven by declines from operating leases and a decrease in yields, partially offset by a higher average financing asset balance. Commercial Financing revenue of $142 million in the first quarter of 2018 increased 20.7 percent as compared to the first quarter of 2017. The increase in revenue was driven by increases in average financing assets and increases in yields. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period.

From a geographic perspective, revenue in the first quarter of 2018 increased in EMEA and Asia Pacific, while it declined in the Americas, as compared to the same period in 2017. EMEA revenue of $128 million increased 5.1 percent and Asia Pacific revenue of $76 million increased 0.7 percent, while Americas revenue of $245 million declined 0.6 percent.

Net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, in the first quarter of 2018 was $300 million, and was flat when compared to the same period in 2017. The increases in revenue and declines in depreciation expense of $14 million, or 22.7 percent, were offset by increased financing cost of $19 million, or 22.9 percent, when compared to the same period in the prior year. The decline in depreciation expense was driven by lower average operating lease asset balances. The increase in financing cost was primarily due to an increase in the average debt balance compared to the same period in 2017. Net margin percentage of 66.8 percent in the first quarter of 2018 decreased 0.7 points as compared to the net margin percentage in the same period in 2017.

Total expense and other (income) of $109 million in the first quarter of 2018 decreased $13 million, or 10.5 percent, compared to the same period in 2017. The year-to-year decrease was primarily driven by lower foreign currency transaction losses net of derivatives.

Pre-tax income of $191 million in the first quarter of 2018 increased 7.4 percent as compared to the first quarter of 2017. The increase in 2018 was primarily driven by the decrease in total expense and other (income). Pre-tax income margin percentage in the first quarter of 2018 of 42.5 percent increased on a year-to-year basis by 2.5 points.

The effective tax rate was 22.0 percent in the first quarter of 2018 as compared to 23.0 percent in the same period of 2017, driven by a more favorable geographic mix of pre-tax earnings and the lower U.S. corporate income tax rate, partially offset by estimated 2018 tax charges associated with U.S. tax reform.

Net income increased $12 million, or 8.8 percent, in the first quarter of 2018 as compared to the same period in 2017. In the first quarter of 2018, net income margin of 33.1 percent increased 2.3 points on a year-to-year basis.

Return on equity increased 1.2 points in the first quarter of 2018 as compared to the same period in the prior year, driven by increases in net income which were offset by a higher average equity balance year to year.

Total assets of $37,287 million at March 31, 2018 declined $2,229 million from December 31, 2017, driven primarily by a decline in net financing receivables of $2,011 million and declines in cash and cash equivalents of $510 million, partially offset by an increase in other receivables from IBM of $223 million.

The company generated $240 million in cash flow from operating activities in the first quarter of 2018, a decrease of $57 million when compared to the first quarter of 2017. Net cash used by investing activities was $650 million for the three months ended March 31, 2018 compared to net cash provided by investing activities of $74 million for the three months ended March 31, 2017, with the decline primarily driven by higher levels of financing originations in the current year. Net cash used in financing activities was $111 million for the three months ended March 31, 2018 compared to net cash used in financing activities for the three months ended March 31, 2017 of $282 million. The decline was primarily driven by lower levels of distributions and net transfers to IBM in the current year.

First Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the first three months of 2018 versus the first three months of 2017. The table below presents each reportable segment’s revenue and net margin results.

(Dollars in millions) For the three months ended March 31:	2018	2017	Yr. to Yr. Percent/ Margin Change
Client Financing
Revenue	$308	$327	(5.8)%
Net margin	191	208	(8.1)%
Net margin percentage	62.2%	63.7%	(1.5	)pts.
Pre-tax income	$128	$130	(1.6)%
Pre-tax margin	41.5%	39.7%	1.8	pts.
Commercial Financing
Revenue	$142	$117	20.7%
Net margin	109	91	18.9%
Net margin percentage	76.7%	77.9%	(1.2	)pts.
Pre-tax income	$63	$48	31.8%
Pre-tax margin	44.6%	40.9%	3.7	pts.
Total Segments
Revenue	$449	$444	1.2%
Net margin	300	300	0.1%
Net margin percentage	66.8%	67.5%	(0.7	)pts.
Pre-tax income	$191	$178	7.4%
Pre-tax margin	42.5%	40.0%	2.5	pts.

Client Financing

Client Financing revenue of $308 million in the first quarter of 2018 decreased $19 million, or 5.8 percent, as compared to the same period in 2017. The decrease was primarily driven by declines in operating lease revenue of $18 million.  Financing revenue decreased $1 million, with declines in yields, partially offset by increases in average asset balances.

Net margin in the first quarter of 2018 decreased $17 million, or 8.1 percent, as compared to the same period in 2017. The decrease was primarily driven by the year-to-year revenue decline in the quarter and increases in interest expense of $12 million, partially offset by a decrease in depreciation expense of $14 million. The increase in interest expense was due to increases in debt in support of a higher asset base in 2018 when compared to the prior year. The decrease in depreciation expense was due to the decline in average operating lease asset balances year to year.

Pre-tax income in the first quarter of 2018 decreased $2 million, or 1.6 percent, as compared to the same period in 2017. The decrease was primarily driven by increases in interest expense and provisions for credit losses, partially offset by lower expense allocations year to year.

Commercial Financing

Commercial Financing revenue of $142 million in the first quarter of 2018 increased $24 million, or 20.7 percent, as compared to the same period in 2017. The growth in revenue was driven by an increase in average financing receivable assets due to increased volumes, primarily with existing OEM suppliers.

Net margin in the first quarter of 2018 increased $17 million, or 18.9 percent, as compared to the same period in 2017. The increase was primarily driven by the growth in revenue noted above, partially offset by an increase in interest expense of $7 million.  The increase in interest expense was due to higher average asset balances in 2018.

Pre-tax income in the first quarter of 2018 increased $15 million, or 31.8 percent, as compared to the same period in 2017, driven by the increase in net margin noted above.

Geographic Revenue

The following provides revenue performance by geography.

(Dollars in millions) For the three months ended March 31:	2018	2017	Yr.-to-Yr. Percent Change
Total revenue	$449	$444	1.2%
Geographies
Americas	$245	$246	(0.6)%
Europe/Middle East/Africa	128	122	5.1%
Asia Pacific	76	76	0.7%

Total geographic revenue of $449 million increased $5 million, or 1.2 percent, in the first quarter of 2018 compared to the same period in 2017 with increases in EMEA and Asia Pacific, partially offset by revenue declines in the Americas.

Americas revenue of $245 million decreased $1 million, or 0.6 percent, in the first quarter of 2018 compared to the same period in 2017. Operating lease revenue declines of $12 million were offset by increased financing revenue of $11 million when compared to the prior year period.

EMEA revenue of $128 million increased $6 million, or 5.1 percent, in the first quarter of 2018 compared to the same period in 2017. Financing revenues improved $8 million year to year, driven by increases from Commercial Financing. The financing revenue improvements were offset by a decline in operating lease revenues of $2 million when compared to the first quarter of 2017.

Asia Pacific revenue of $76 million increased $1 million, or 0.7 percent, in the first quarter of 2018 compared to the same period in 2017. Financing revenue increases of $4 million were offset by declines in operating lease revenues of $3 million when compared to the prior year period.

Total Expense and Other (Income)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Total expense and other (income)
Selling, general and administrative	$98	$102	(3.0)%
Provisions for credit losses	9	3	237.7
Other (income) and expense	1	18	(92.5)
Total expense and other (income)	$109	$122	(10.5)%
Total expense-to-revenue ratio	24.3%	27.5%	(3.2	)pts.

Total expense and other (income) of $109 million decreased $13 million, or 10.5 percent, in the first quarter of 2018 as compared to the same period in 2017. The year-to-year decrease was primarily driven by lower foreign currency transaction losses net of derivatives. For additional information regarding total expense and other (income), see the following analysis by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Selling, general and administrative expense
Selling, general and administrative - other	$43	$23	91.0%
Contracted services	4	12	(71.0)
Functional support services and other related party expenses	52	67	(22.5)
Total selling, general and administrative expense	$98	$102	(3.0)%

SG&A expense decreased $3 million, or 3.0 percent, in the first quarter of 2018 as compared to the first quarter of 2017, driven primarily by a decrease in functional support services expenses charged by IBM and lower contracted services expenses, partially offset by increased compensation expense. The decline in contracted services expense relates to higher charges in the prior year relating to the establishment of IBM Credit LLC. The year-to-year increase in compensation expense within selling, general and administrative — other, was impacted by the timing of recording employee related expenses in IBM Credit LLC, which was not completed until the second quarter of 2017. For additional information on functional support services, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $7 million, in the first quarter of 2018 when compared to the first quarter of 2017 due primarily to higher specific reserve requirements in Latin America in the current year.  These were partially offset by lower year-to-year reserve requirements in the United States. For additional information on provisions for credit losses, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$4	$(245)	NM
(Gains)/losses on derivative instruments	(1)	261	NM
(Gains)/losses on sale of equipment upon lease termination	(16)	(12)	35.3%
Other expense and (income)	15	13	11.9
Total other (income) and expense	$1	$18	(92.5)%

NM - Not Meaningful

Other (income) and expense was $1 million of expense in the first quarter of 2018 as compared to $18 million of expense in the same period of 2017. Other (income) and expense includes gains on derivative instruments of $1 million, partially offset by foreign currency transaction losses of $4 million in the first quarter of 2018. The losses on derivative instruments of $261 million in the prior year period were offset by gains from foreign currency transactions of $245 million. For additional information on currency impacts and derivative instruments, see note 3, “Financial Instruments,” to the Consolidated Financial Statements. The increase in gains on sale of equipment was driven by a higher level of sales of returned equipment to IBM upon early lease termination primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018.

Taxes

On December 22, 2017, U.S. tax reform was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a provisional one-time net benefit of $162 million to tax expense in the fourth-quarter and year ended December 31, 2017. This benefit was the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings.

All components of the provisional net benefit of $162 million were based on the company’s estimates as of December 31, 2017. Specifically, the transition tax, any foreign tax costs, as well as the re-measurement of deferred tax balances, are provisional and have been calculated based on existing tax law and the best information available as of the date of estimate. The effect of tax law changes on deferred tax assets and liabilities was a benefit of $171 million driven by U.S. tax reform and was included in the one-time net benefit. A provisional charge of $4 million was recorded in January 2018 as a result of IRS guidance. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, conclusion of the effects of the “Global Intangible Low-Taxed Income” (GILTI) provisions, further refinement of the company’s calculations, and additional guidance that may be issued by the U.S. government, among other items. The company is still evaluating the Act’s GILTI provisions and has not yet elected an accounting policy.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment. The company has not completed its assessment and the net tax benefit remains provisional as of March 31, 2018.

In early April 2018, additional guidance was issued by the IRS related to U.S. tax reform. It is not expected to result in a material change to the company’s provisional net benefit and will be recorded as part of the second quarter 2018 tax provision.

The effective tax rate for the first quarter of 2018 was 22.0 percent, a decrease of 1 point compared to the first quarter of 2017. The change in the effective tax rate in the first quarter of 2018 was primarily attributable to the geographic mix of pre-tax earnings, including the lower U.S. corporate income tax rate, partially offset by estimated tax charges in 2018 associated with U.S. tax reform.

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

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2013. The open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as it relates to the amount and/or timing of income, deductions and tax credits. Although the outcome of tax audits is always uncertain, the company believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result for these years.

The amount of unrecognized tax benefits at March 31, 2018 of $1 million was unchanged from December 31, 2017.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, there would be no material difference in the total taxes included in net income reported in each of the periods above. For additional information, see note 1, “Basis of Presentation.”

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of direct financing leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade accounts receivable and IBM receivables that have been participated to IBM Credit. Financing receivables from IBM include loan financing to IBM’s Technology Services & Cloud Platforms’ segment. For additional information relating to financing activities with IBM, see note 8, “Relationship with IBM and Related Party Transactions.”

Total assets of $37,287 million at March 31, 2018 declined $2,229 million (including an increase of $556 million from currency) as compared to year-end 2017, primarily driven by:

•                  A decline in financing receivables of $2,011 million (including an increase of $320 million from currency), primarily driven by a decline in Commercial Financing receivables of $1,443 million, and a decline in Client Financing loans and installment payment receivables of $486 million.  These declines are seasonal, resulting from collections of higher year-end balances, and

•                  A decline of $510 million in cash and cash equivalents (including an increase of $11 million from currency); partially offset by

•                  An increase in other receivables from IBM of $223 million (including an impact of $73 million from currency), predominantly due to increased cash invested with IBM of $287 million.  For additional information relating to other receivables from IBM originating from excess cash invested with IBM, see note 8, “Relationship with IBM and Related Party Transactions.”

At March 31, 2018, substantially all client and commercial financing assets were IT related assets with no direct exposure to consumers. Approximately 54 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 16 points to 70 percent.

Total liabilities of $33,985 million at March 31, 2018 decreased $1,969 million (including an increase of $414 million from currency), as compared to year-end 2017, primarily driven by:

•                  A decline in accounts payable to IBM of $2,142 million (including an increase of $30 million from currency) and declines in accounts payable to third-parties of $468 million (including an increase of $21 million from currency) both of which were primarily driven by settlement of fourth-quarter 2017 originations; partially offset by

•                  An increase in total debt of $715 million (including an increase of $358 million from currency), including an increase in debt with third parties of $2,336 million and a decrease in debt payable to IBM of $1,622 million.

Total member’s interest of $3,302 million at March 31, 2018 decreased $260 million as compared to year-end 2017, primarily driven by:

•                  Cash distributions to IBM of $490 million; partially offset by

•                  First quarter net income of $149 million and foreign currency translation of $81 million.

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

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2018	2017	Change
Client Financing	$3,149	$2,411	30.6%
Commercial Financing	17,680	13,838	27.8%
Total originations	$20,829	$16,249	28.2%

In the first quarter of 2018, the company originated $3,149 million of Client Financing receivables as compared to $2,411 million in the first quarter of 2017. The year-to-year increase of $738 million was driven by higher originations in North America and Europe, mainly driven by loan originations for IBM services.

In the first quarter of 2018, the company originated $17,680 million of Commercial Financing receivables as compared to $13,838 million in the first quarter of 2017. The increase of $3,842 million in the first quarter of 2018 as compared to the same period in the prior year was mainly driven by the Americas, due to higher OEM IT originations primarily with existing OEM suppliers.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Client Financing	2018	2017	Change
Financing receivables, net	$14,370	$14,939	(3.8)%
Equipment under operating leases, net	411	401	2.5
Financing receivables from IBM	3,772	3,743	0.8
Receivables participated from IBM, net	3,853	3,798	1.5
Total assets	$22,407	$22,880	(2.1)%

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Commercial Financing	2018	2017	Change
Financing receivables, net	$9,684	$11,127	(13.0)%
Receivables purchased from IBM, net	1,357	1,441	(5.8)
Total assets	$11,041	$12,568	(12.1)%

The decrease in Client Financing assets of $474 million at March 31, 2018 as compared to December 31, 2017 was primarily driven by cash collections of loan receivables in excess of new originations, as a result of higher year-end balances.

The decrease in Commercial Financing assets of $1,527 million at March 31, 2018 as compared to December 31, 2017 was driven by cash collections exceeding new originations, primarily due to declines from higher year-end balances.

The company’s receivables portfolio at March 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The company’s receivables portfolio at December 31, 2017 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (13 percent), Services (13 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $31,192 million of total debt at March 31, 2018, as compared to $30,477 million of debt at December 31, 2017.

Financing Receivables and Allowances

The following table presents financing and other receivables excluding residual values, as well as loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Recorded investment	$29,049	$31,004
Specific allowance for credit losses	118	107
Unallocated allowance for credit losses	105	106
Total allowance for credit losses	223	213
Net financing receivables	$28,826	$30,791
Allowance for credit losses coverage	0.8%	0.7%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)
At January 1, 2018	Additions	Write-offs*	Other**	At March 31, 2018
$213	$9	$(2)	$3	$223

   *        Represents reserved receivables, net of recoveries, that were written off during the period.

 **       Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at March 31, 2018 was $223 million, or 0.8 percent of gross financing receivables. At December 31, 2017, the allowance for credit losses on financing receivables was $213 million, or 0.7 percent of gross financing receivables. The increase was driven by the 2018 additions of $9 million, primarily due to higher reserve requirements in Latin America and a decrease in the gross financing receivables balance when compared to December 31, 2017.

Specific reserves were $118 million at March 31, 2018, an increase of $11 million as compared to year-end 2017, primarily due to additional reserve requirements in Brazil and Mexico.

Unallocated reserves were $105 million at March 31, 2017, a decrease of $1 million as compared to year-end 2017, with lower general reserve requirements in North America offset by additional general reserve requirements in Brazil.

Bad debt expense was $9 million for the three months ended March 31, 2018 as compared to $3 million for the same period in 2017. The year-to-year increase of $7 million in bad debt expense was due to higher specific reserve requirements in Latin America. These were partially offset by lower year-to-year reserve requirements in the United States.

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

The company optimizes the recovery of residual values by extending lease arrangements with current clients. Assets returned from lease are sold to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early lease termination, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value.

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at March 31, 2018 and December 31, 2017. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2018 and December 31, 2017, is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $19 million and $47 million in the first quarter of 2018 and 2017, respectively. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $48 million and $34 million in the first quarter of 2018 and 2017, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $3 million for the financing transactions originated during both the first quarter of 2018 and 2017. The cost of guarantees was $0.3 million for both the first quarter of 2018 and 2017.

Unguaranteed Residual Value

	At		At	Estimated Run Out of March 31, 2018 Balance
	January 1,		March 31,				2021 and
(Dollars in millions)	2018		2018	2018	2019	2020	Beyond
Direct financing leases	$533		$477	$90	$141	$115	$131
Operating leases	112	*	114	46	29	28	11
Total unguaranteed residual value	$645		$591	$136	$170	$143	$142
Related original amount financed	$10,851		$10,198
Percentage	5.9%		5.8%

* Operating lease residual value at January 1, 2018 was recast to conform with current year methodology.

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of March 31, 2018 was primarily comprised of loans from IBM.

In the company’s 2017 Form 10-K, there is a discussion of the company’s liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years.  The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the three months ended, or as of, as applicable, March 31, 2018, those amounts are $240 million for net cash provided by operating activities, $2,170 million of cash and cash equivalents and $1,198 million in cash invested with IBM.

In early 2017, the company announced its target debt-to-equity ratio was increased from 7:1 to 9:1. At March 31, 2018, the debt-to-equity ratio was 9.4 to 1 as compared to 8.6 to 1 at December 31, 2017 and 9.0 to 1 at March 31, 2017. See discussion on page 38 regarding the company’s debt-to-equity ratio.

In the first quarter of 2018, the company issued fixed and floating rate debt securities totaling $2 billion. The company also made cash distributions to IBM, including a return of profit, of $490 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of March 31, 2018, there was $1,997 million of commercial paper outstanding.

The company entered into two committed credit facilities in 2017, a $2.5 billion 364-Day credit agreement and a $2.5 billion three year credit agreement. At March 31, 2018, the company had no borrowings outstanding against these credit agreements.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2018 appear in the table below. The ratings remain unchanged from December 31, 2017. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments”, to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risks” in the company’s 2017 Form 10-K filed with the SEC.

Cash Flow and Liquidity Trends

(Dollars in millions)
For the three months ended March 31:	2018	2017
Net cash provided by operating activities	$240	$297
Cash and cash equivalents	2,170	1,879
Cash invested with IBM, available on-demand (1)	1,198	911
Committed credit facilities	5,000	—

(1)         Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Net cash provided by operating activities in the first three months of 2018 decreased $57 million as compared to the first three months of 2017 driven by the following factors:

•                  Lower foreign currency transaction gains within net income of $249 million when compared to the prior year period, partially offset by

•                  Lower cash income tax payments of $174 million

Net cash used in investing activities in the first three months of 2018 increased $724 million as compared to the first three months of 2017 driven by:

•                  Higher net originations of financing receivables of $1,230 million, and

•                  Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million; partially offset by

•                  A decrease in cash invested with IBM of $214 million, and

•                  Lower cash payments relating to derivative contracts of $178 million.

Net cash used in financing activities in the first three months of 2018 decreased $171 million as compared to the first three months of 2017 driven by:

•                  A decrease in net cash transfers and distributions to IBM of $337 million; partially offset by

•                  A decrease in net proceeds on total debt of $166 million.

Debt

	At March 31,	At December 31,
(Dollars in millions)	2018	2017
Short-term debt
Debt	$2,077	$1,568
Debt payable to IBM	12,982	15,159
Total	$15,059	$16,727
Long-term debt
Debt	$6,038	$4,211
Debt payable to IBM	10,095	9,539
Total	$16,133	$13,750
Total debt	$31,192	$30,477

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $31,192 million at March 31, 2018, an increase of $715 million from year-end 2017. Total debt payable to IBM was $23,077 million at March 31, 2018, a decrease of $1,622 million from December 31, 2017. Total third party debt was $8,115 million at March 31, 2018, an increase of $2,336 million from December 31, 2017. The increase in total debt during the first quarter of 2018 was primarily due to settlements of year-end originations in both Client and Commercial Financing, while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $687 million at March 31, 2018 and $773 million at December 31, 2017.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $102 million in the three months ended March 31, 2018, of which $57 million was interest expense on debt payable to IBM. The company recognized interest expense of $83 million in the three months ended March 31, 2017, of which $66 million was interest expense on debt payable to IBM.

The increase in interest expense in the first quarter of 2018 when compared to the prior year period was primarily driven by an increase in the average debt balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 9, “Borrowings.”

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total Member’s interest.

	At March 31,	At December 31,
	2018	2017
Debt-to-Equity Ratio *	9.4x	8.6x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 9.4 to 1 at March 31, 2018, as compared to the debt-to-equity ratio of 8.6 to 1 at December 31, 2017. Total Member’s interest of $3,302 million declined by $260 million, or 7.3 percent, while debt of $31,192 million increased $715 million, or 2.3 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit, driving operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In the first quarter of 2018, the company issued third-party debt and made distributions to IBM including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

The economy could impact the credit quality of the company’s receivables portfolio and, therefore, the level of provision for credit losses. IBM Credit will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio and will take risk mitigation actions when necessary.

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

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10-K filed on March 1, 2018 with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II. Other Information

Item 1. Legal Proceedings.

Refer to note 10, “Contingencies,” on page 26 of this Form 10-Q.

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

IBM CREDIT LLC
(Registrant)

Date: April 25, 2018
	By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance