Form 10-Q
period 2018-06-30
IBM CREDIT LLC
filed 2018-08-03
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2018

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

Part I — Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Revenue
Financing revenue	$352	$323	$717	$665
Operating lease revenue	80	90	165	192
Total revenue	433	413	882	857
Financing cost (related party cost for the three and six months: $75 and $134 in 2018, $68 and $134 in 2017)	125	89	227	171
Depreciation of equipment under operating lease	48	58	96	120
Net margin	259	266	559	565
Expense and other (income)
Selling, general and administrative	104	107	203	209
Provision for credit losses	25	6	34	8
Other (income) and expense	(17)	7	(16)	25
Total expense and other (income)	111	120	221	242
Income before income taxes	148	145	339	323
Provision for income taxes	31	33	73	74
Net income	$117	$112	$266	$249

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$117	$112	$266	$249
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(168)	148	(98)	217
Retirement-related benefit plans (1)	0	0	1	1
Other comprehensive income/(loss), before tax	(168)	148	(97)	219
Income tax (expense)/benefit related to items of other comprehensive income	(27)	0	(16)	0
Other comprehensive income/(loss), after tax	(195)	148	(113)	218
Total comprehensive income/(loss)	$(78)	$260	$152	$467

(1) Amounts represented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Assets:
Cash and cash equivalents	$2,080	$2,680
Financing receivables (net of allowances of $198 in 2018 and $173 in 2017)	23,501	26,066
Equipment under operating leases (net of accumulated depreciation of $261 in 2018 and $288 in 2017)	410	401
Financing receivables from IBM	3,772	3,743
Receivables purchased/participated from IBM (net of allowances of $39 in 2018 and $39 in 2017)	4,969	5,239
Other receivables from IBM	2,659	1,024
Other assets	379	364
Total assets	$37,771	$39,516

Liabilities:
Accounts payable	$1,425	$1,776
Accounts payable to IBM	1,850	2,903
Debt	7,996	5,779
Debt payable to IBM	22,325	24,698
Taxes	522	530
Other liabilities	283	269
Total liabilities	34,402	35,954
Member’s interest:
Member’s interest	3,212	3,101
Retained earnings	117	302
Accumulated other comprehensive income/(loss)	39	158
Total member’s interest	3,369	3,562
Total liabilities and member’s interest	$37,771	$39,516

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$266	$249
Adjustments to reconcile net income to cash provided by operating activities
Provision for credit losses	34	8
Depreciation	96	120
Deferred taxes	(28)	(23)
Net (gain)/loss on asset sales and other	(48)	202
Change in operating assets and liabilities
Other assets/other liabilities	209	(93)
Net cash provided by operating activities	529	462

Cash flows from investing activities:
Originations of financing receivables	(7,310)	(5,053)
Collection of financing receivables	7,111	6,130
Short-term financing receivables - net (1)	1,065	347
Purchase of equipment under operating leases	(130)	(109)
Proceeds from disposition of equipment under operating lease	28	28
Other receivables from IBM - net	(1,769)	(1,735)
Other investing activities - net	81	(63)
Net cash used in investing activities	(924)	(455)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	6,882	4,101
Principal payments on debt from IBM	(6,377)	(3,906)
Proceeds from issuance of debt	2,413	753
Principal payments on debt	(560)	(189)
Short-term borrowings from/(repayments to) IBM - net (1)	(2,667)	99
Short-term borrowings/(repayments) - net (1)	463	(27)
Net transfers (to)/from IBM	—	(942)
Contributions from IBM	145	80
Distributions to IBM	(490)	—
Net cash used in financing activities	(191)	(32)

Effect of exchange rate changes on cash and cash equivalents	(14)	33
Net change in cash and cash equivalents	(600)	9

Cash and cash equivalents at January 1	2,680	1,772
Cash and cash equivalents at June 30	$2,080	$1,781

(1) Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle*		5	(5)
Net income plus other comprehensive income/(loss):
Net income		266		266
Other comprehensive income/(loss), net of tax			(113)	(113)
Total comprehensive income/(loss)				$152
Contributions from IBM	145			145
Distributions to IBM	(34)	(456)		(490)
Member’s Interest, June 30, 2018	$3,212	$117	$39	$3,369

* Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, “Accounting Changes”.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Prior			Accumulated
	Investment			Other	Total
	From	Member’s	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		112		249
Other comprehensive income/(loss), net of tax				218	218
Total comprehensive income/(loss)					$467
Net transfers (to)/from IBM	(942)				(942)
Prior investment from member, March 31, 2017	3,106
Transfer upon consolidation	(3,106)	3,106
Contributions from IBM		80			80
Member’s Interest, June 30, 2017	$—	$3,186	$112	$9	$3,308

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (U.S. tax reform) was enacted, resulting in the company recording a provisional net benefit of $162 million to tax expense in the fourth-quarter and year-ended December 31, 2017. An additional provisional charge of $4 million was recorded in the first quarter as a result of Internal Revenue Service (IRS) guidance issued in January 2018 and a provisional benefit of $2 million was recorded in the second quarter as a result of IRS guidance issued in early April 2018. The company’s net benefit recorded due to U.S. tax reform remains provisional and any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment.

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

The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes certain changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the sales-type lease test, initial direct cost capitalization, lease termination guidance and sale-leaseback accounting and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The company will adopt the guidance as of the effective date.

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

As a lessee, the recording of operating lease right-of-use assets and liabilities in the Consolidated Statement of Financial Position is not expected to have a material impact to the company’s consolidated financial results. IBM Credit’s global operations are primarily conducted in IBM leased or owned facilities, whereby IBM charges the company for occupancy expenses based on square footage space usage, with no fixed term commitment. For additional information, see Note 8, “Relationship with IBM and Related Party Transactions”.

As a lessor, under the new capitalization requirements for initial direct costs, the company expects to capitalize lower lease origination expenses than under the previous guidance. However, this change is not expected to have a material impact to the company’s consolidated financial results.

Due to changes to lease termination guidance, when equipment is returned to the company prior to the end of the lease term, the carrying amounts of lease receivables, which remain outstanding relating to that equipment and still expected to be collected, will be reclassified to loan receivables. The amount of receivables that would have been reclassified from lease to loan in 2017 under the application of this new guidance would have been approximately $450 million.

The company continues to assess the potential impacts of the guidance, including changes resulting from the pending accounting standard updates to be issued by the FASB, normal and ongoing business dynamics or potential changes in contracting terms, and as a result, preliminary conclusions are subject to change.

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

Notes to Consolidated Financial Statements — (continued)

In August 2017, the FASB issued guidance to simplify the application of current hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance is effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results for the three and six months ended June 30, 2018.

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

The company adopted the guidance on January 1, 2018 using the modified-retrospective transition method. The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results for the three and six months ended June 30, 2018. The company concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and there is no material change to disclosures as a result of the adoption of the guidance.

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

Notes to Consolidated Financial Statements — (continued)

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

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

(Dollars in millions)
At June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,348	$—	$1,348
Money market funds	5	—	—	5
Total	5	1,348	—	1,353
Derivative assets (2)	—	5	—	5	(4)
Total assets	$5	$1,352	$—	$1,357	(4)
Liabilities:
Derivative liabilities (3)	$—	$53	$—	$53	(4)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.
(4)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $5 million.

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

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2018 and the year ended December 31, 2017.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2018 and December 31, 2017, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $15,455 million and $13,750 million and the estimated fair value was $15,324 million and $13,695 million at June 30, 2018 and December 31, 2017, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At June 30, 2018, the fair value of derivative contracts with IBM that were in an asset position totaled $5 million and the fair value of derivative contracts with IBM that were in a liability position totaled $53 million. These gross exposures were reduced by $5 million due to master netting agreements with IBM. There were no derivative instruments activity impacted by master netting agreements at December 31, 2017.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2018, the total notional amount of the company’s interest rate swap contracts with IBM was $3,350 million. The weighted average remaining maturity of these instruments at June 30, 2018 was approximately 2.9 years. At December 31, 2017, the total

Notes to Consolidated Financial Statements — (continued)

notional amount of the company’s interest rate swap contracts with IBM was $1,800 million. The weighted average remaining maturity of these instruments at December 31, 2017 was approximately 2.9 years. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2018 and December 31, 2017.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At June 30, 2018, the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,018 million. The weighted average remaining maturity of these instruments was 0.2 years. At December 31, 2017, the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,331 million. The weighted average remaining maturity of these instruments was 0.2 years.

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

There were no foreign exchange derivative contracts with third parties outstanding at June 30, 2018. At December 31, 2017, the total notional amount of foreign exchange derivative contracts with third parties was $120 million.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at June 30, 2018 and December 31, 2017, as well as for the three and six months ended June 30, 2018 and 2017, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2018	12/31/2017	Classification	6/30/2018	12/31/2017
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$—	$—	Other liabilities	$44	$19
Foreign exchange contracts with IBM	Other assets	5	—	Other liabilities	9	37
	Fair value of derivative assets	$5	$—	Fair value of derivative liabilities	$53	$56

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	$—	$3	Other liabilities	$—	$—
	Fair value of derivative assets	$—	$3	Fair value of derivative liabilities	$—	$—
Total		$5	$3		$53	$56

As of June 30, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included:	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Debt	$(3,280)	$63

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, cash flow hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

(Dollars in millions)
For the three months ended June 30, 2018:	Financing cost	Other (income) and expense
Total	$125	$(17)
Gains/(losses) of total hedge activity	8	5

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the three months ended June 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges(1):
Interest rate contracts with IBM	Financing cost	$(14)	$—	$13	$—

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	—	N/A	N/A
Foreign exchange contracts	Other (income) and expense	5	20	N/A	N/A
Total		$(9)	$20	$13	$—

N/A - Not Applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing(3)
For the three months ended June 30:	2018	2017	Line Item	2018	2017	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$105	$—	Financing cost	$—	$—	$8	$—

Total	$105	$—		$—	$—	$8	$—

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

(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

(Dollars in millions)
For the six months ended June 30, 2018:	Financing cost	Other (income) and expense
Total	$227	$(16)
Gains/(losses) of total hedge activity	16	7

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged(2)
For the six months ended June 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges(1):
Interest rate contracts with IBM	Financing cost	$(36)	$—	$36	$—

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	(222)	N/A	N/A
Foreign exchange contracts	Other (income) and expense	7	(19)	N/A	N/A
Total		$(29)	$(241)	$36	$—

N/A - Not Applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing(3)
For the six months ended June 30:	2018	2017	Line Item	2018	2017	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$62	$—	Financing cost	$—	$—	$16	$—

Total	$62	$—		$—	$—	$16	$—

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

For the three and six months ending June 30, 2018 and 2017, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

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

Notes to Consolidated Financial Statements — (continued)

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At June 30, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,277	$9,378	$9,242	$23,897
Unearned income	(408)	(29)	(450)	(887)
Deferred initial direct costs	47	—	73	120
Recorded investment	$4,916	$9,349	$8,866	$23,130
Allowance for credit losses	(75)	(13)	(110)	(198)
Unguaranteed residual value	486	—	—	486
Guaranteed residual value	83	—	—	83
Total financing receivables, net	$5,410	$9,335	$8,755	$23,501

Purchased and
Participated
(Dollars in millions)	Receivables
At June 30, 2018:	From IBM
Short-term purchased receivables from IBM	$1,263
Allowance for credit losses	(25)
Total short-term purchased receivables from IBM, net	$1,238

Long-term participated receivables from IBM	$3,745
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$3,731

Total purchased and participated receivables from IBM, net	$4,969

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At December 31, 2017:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,462	$11,177	$9,762	$26,402
Unearned income	(411)	(35)	(473)	(919)
Deferred initial direct costs	56	—	73	128
Recorded investment	$5,107	$11,142	$9,362	$25,611
Allowance for credit losses	(62)	(15)	(96)	(173)
Unguaranteed residual value	533	—	—	533
Guaranteed residual value	94	—	—	94
Total financing receivables, net	$5,672	$11,127	$9,267	$26,066

Notes to Consolidated Financial Statements — (continued)

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2017:	From IBM
Short-term purchased receivables from IBM	$1,466
Allowance for credit losses	(25)
Total short-term purchased receivables from IBM, net	$1,441

Long-term participated receivables from IBM	$3,812
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$3,798

Total purchased and participated receivables from IBM, net	$5,239

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $743 million and $773 million at June 30, 2018 and December 31, 2017, respectively.

The company did not have any financing receivables held for sale as of June 30, 2018 and December 31, 2017.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding commercial financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at June 30, 2018 and December 31, 2017. Commercial financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At June 30, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,418	$738	$760	$4,916
Loan receivables	5,702	2,193	970	8,866
Participated receivables from IBM	690	1,492	1,563	3,745
Ending balance	$9,811	$4,423	$3,292	$17,526
Recorded investment collectively evaluated for impairment	$9,741	$4,380	$3,271	$17,393
Recorded investment individually evaluated for impairment	$70	$43	$21	$134

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$42	$6	$15	$62
Loan receivables	57	34	4	96
Participated receivables from IBM	9	4	2	14
Total	$107	$43	$21	$172
Write-offs	$(3)	$(1)	$(2)	$(5)
Recoveries	0	0	2	2
Provision	18	14	3	36
Foreign currency translation adjustment	(4)	(2)	(0)	(7)
Other	0	0	1	1
Ending balance at June 30, 2018	$119	$56	$25	$199
Lease receivables	$51	$6	$17	$75
Loan receivables	$64	$42	$5	$110
Participated receivables from IBM	$4	$8	$3	$14

Related allowance, collectively evaluated for impairment	$49	$15	$4	$68
Related allowance, individually evaluated for impairment	$70	$41	$20	$131

Write-offs of lease and loan receivables were $3 million and $2 million, respectively, for the six months ended June 30, 2018. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $6 million, $18 million and $12 million, respectively, for the six months ended June 30, 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $67 million, $40 million and $20 million, respectively, for the six months ended June 30, 2018 and $103 million, $10 million and $48 million, respectively, for the six months ended June 30, 2017. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the six months ended June 30, 2018 and 2017.

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

Past Due Financing Receivables

The company considers a clients’ financing receivables past due when an installment is aged over 90 days. The following table summarizes the information about the recorded investment in lease and loan receivables and participated receivables from IBM, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At June 30, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,418	$213	$182	$23	$36
EMEA	738	18	4	1	15
Asia Pacific	760	20	3	1	20
Total lease receivables	$4,916	$252	$189	$24	$70

Americas	$5,702	$285	$244	$31	$43
EMEA	2,193	69	10	3	60
Asia Pacific	970	35	32	5	3
Total loan receivables	$8,866	$389	$285	$38	$106

Americas	$690	$4	$4	$4	$—
EMEA	1,492	7	1	0	7
Asia Pacific	1,563	1	0	0	1
Total participated receivables from IBM	$3,745	$13	$5	$4	$8

Total	$17,526	$654	$480	$67	$184

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $134 million is individually evaluated for impairment with a related allowance of $131 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,593	$203	$185	$27	$20
EMEA	662	21	5	3	16
Asia Pacific	852	22	4	1	18
Total lease receivables	$5,107	$245	$194	$31	$54

Americas	$6,110	$281	$237	$37	$41
EMEA	2,315	82	17	0	66
Asia Pacific	937	9	4	2	5
Total loan receivables	$9,362	$372	$258	$39	$112

Americas	$744	$11	$11	$3	$—
EMEA	1,525	1	1	1	—
Asia Pacific	1,543	0	0	0	—
Total participated receivables from IBM	$3,812	$12	$12	$4	$—

Total	$18,282	$629	$464	$74	$166

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $118 million is individually evaluated for impairment with a related allowance of $105 million.
(3)	Recast to conform to current period presentation, which includes billed impaired amounts.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the recorded investment, net of the allowance for credit losses, for each class of receivables, by credit quality indicator, at June 30, 2018 and December 31, 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All other credit quality indicators are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At June 30, 2018:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$359	$30	$65	$601	$90	$84	$73	$62	$136
A1 – A3	744	94	301	1,246	276	391	152	190	632
Baa1 – Baa3	788	203	198	1,319	596	258	161	411	417
Ba1 – Ba2	720	234	107	1,205	687	140	147	474	225
Ba3 – B1	437	106	39	732	311	51	89	214	83
B2 – B3	287	60	28	480	178	36	59	123	59
Caa – D	32	5	4	54	15	6	7	11	9
Total	$3,367	$732	$742	$5,639	$2,152	$965	$687	$1,484	$1,560

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2017:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$384	$24	$40	$655	$85	$45	$80	$57	$74
A1 – A3	786	93	367	1,340	324	409	163	217	676
Baa1 – Baa3	921	177	224	1,571	616	250	191	411	413
Ba1 – Ba2	681	218	115	1,160	756	129	141	505	213
Ba3 – B1	406	98	46	692	341	51	84	228	84
B2 – B3	326	39	36	555	135	40	67	90	66
Caa – D	47	6	9	80	23	10	10	15	16
Total	$3,551	$657	$837	$6,054	$2,280	$933	$735	$1,522	$1,541

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2018 or for the year ended December 31, 2017.

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

Notes to Consolidated Financial Statements — (continued)

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended June 30, 2018:
Total revenue	$298	$135	$433
Pre-tax income	101	47	148
Depreciation of equipment under operating lease	48	—	48
Financing cost (interest expense)	84	41	125
Provision for credit losses	26	(1)	25

For the three months ended June 30, 2017:
Total revenue	$310	$103	$413
Pre-tax income	109	36	145
Depreciation of equipment under operating lease	58	—	58
Financing cost (interest expense)	63	26	89
Provision for credit losses	6	(1)	6

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the six months ended June 30, 2018:
Total revenue	$606	$276	$882
Pre-tax income from continuing operations	230	109	339
Depreciation of equipment under operating lease	96	—	96
Financing cost (interest expense)	151	76	227
Provision for credit losses	35	(1)	34

For the six months ended June 30, 2017:
Total revenue	$636	$221	$857
Pre-tax income from continuing operations	239	84	323
Depreciation of equipment under operating lease	120	—	120
Financing cost (interest expense)	118	53	171
Provision for credit losses	10	(2)	8

Notes to Consolidated Financial Statements — (continued)

6. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(168)	$(27)	$(195)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	—	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(168)	$(27)	$(195)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$148	$—	$148
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$148	$0	$148

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(98)	$(16)	$(114)
Retirement-related benefit plans(1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(97)	$(16)	$(113)

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$217	$—	$217
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$219	$0	$218

(1) These AOCI components are included in the computation of net periodic pension cost. (See note 7, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(114)	0	(114)
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	(114)	1	(113)
June 30, 2018	$46	$(7)	$39

*                 Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**        Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, “Accounting Changes”.

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2017	$(200)	$(9)	$(209)
Other comprehensive income before reclassification	217	1	218
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	217	1	218
June 30, 2017	$18	$(8)	$9

*                 Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

7. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s Consolidated Statement of Earnings. The amounts of expense attributed to the company by IBM for the three and six months ended June 30, 2018 and 2017 were not material.

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

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three and six months ended June 30, 2018 and 2017 were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and six months ended June 30, 2018 and 2017 were not material.

Notes to Consolidated Financial Statements — (continued)

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 34 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

In the second half of 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $47 million and $97 million in the three and six months ended June 30, 2018, an increase of $9 million and $20 million as compared to the same periods in 2017. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended June 30, 2018, finance income earned from these receivables was $9 million, an increase of $1 million as compared to the same period in 2017. For the six months ended June 30, 2018, finance income earned from these receivables was $21 million, an increase of $3 million as compared to the same period in 2017. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended June 30, 2018, the interest income earned from these receivables was $43 million, an increase of $10 million as compared to the same period in 2017. For the six months ended June 30, 2018, interest income earned was $83 million, an increase of $20 million as compared to the same period in 2017. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,772 million at June 30, 2018 and $3,743 million at December 31, 2017.

The amount of other receivables from IBM of $2,659 million and $1,024 million at June 30, 2018 and December 31, 2017, respectively, primarily relate to the investment of a portion of the company’s excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company’s investment of excess cash with IBM was $2,640 million at June 30, 2018 and $911 million at December 31, 2017. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated

Notes to Consolidated Financial Statements — (continued)

Statement of Cash Flows. Interest income earned from these investments was $15 million and $21 million in the three months and six months ended June 30, 2018, respectively. Interest income earned for these investments was $7 million and $19 million for the three and six months ended June 30, 2017, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended June 30, 2018 was $33 million, an increase of $3 million as compared to the same period in 2017. Fee income earned for the six months ended June 30, 2018 was $80 million, an increase of $9 million as compared to the same period in 2017. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $75 million and $134 million for the three and six months ended June 30, 2018, respectively, as compared to $68 million and $134 million for the three and six months ended June 30, 2017, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 9, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $59 million and $52 million in the second quarter of 2018 and 2017, respectively, and $110 million and $119 million for the six months ended June 30, 2018 and 2017, respectively.

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

The outstanding amount of accounts payable to IBM of $1,850 million at June 30, 2018, and $2,903 million at December 31, 2017, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company’s net profit from sales of returned equipment to IBM was $19 million and $16 million for the three months ended June 30, 2018 and 2017, respectively. The company’s net profit from sales of returned equipment to IBM was $27 million and $28 million for the six months ended June 30, 2018 and 2017 respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; and, in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the

Notes to Consolidated Financial Statements — (continued)

company for any taxes owed and reimburses the company for any tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return.

9. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables.

Short-Term Debt

	Balance	Balance
(Dollars in millions)	6/30/2018	12/31/2017
Commercial paper	$1,996	$1,496
Short-term loans	63	60
Secured borrowings	3	12
Debt	$2,062	$1,568
Debt payable to IBM	12,805	15,159
Total	$14,866	$16,727

IBM Credit maintains a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper can be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued can vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer.

The weighted-average interest rate for commercial paper was 2.1 percent and 1.5 percent at June 30, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for short-term loans was 3.8 percent and 2.4 percent at June 30, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for secured borrowings was 5.3 percent and 4.7 percent at June 30, 2018 and December 31, 2017, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $3 million at June 30, 2018 and $12 million at December 31, 2017.

The weighted-average interest rate for debt payable to IBM was 1.6 percent and 1.1 percent at June 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2018	12/31/2017
Long-term notes (average interest rate at June 30, 2018)
2.0%	2019	$1,400	$1,400
2.4%	2021	2,350	1,100
2.2%	2022	500	500
3.0%	2023	750	—
		$5,000	$3,000

Long-term loans (6.9% average interest rate at June 30, 2018)	2018-2021	269	486
Secured borrowings (5.0% average interest rate at June 30, 2018)	2018-2023	740	762
Long-term debt		$6,009	$4,248
Less: net unamortized discount		2	1
Less: net unamortized debt issuance costs		9	9
Less: fair value adjustment*		63	26
Debt		$5,935	$4,211
Debt payable to IBM (1.2% average interest rate at June 30, 2018)		9,520	9,539
Total		$15,455	$13,750

* The portion of the company’s fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt’s carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $740 million at June 30, 2018 and $762 million at December 31, 2017.

The company has a shelf registration statement in place with the SEC allowing it to offer for sale public debt securities. In the first quarter of 2018, the company issued fixed and floating rate debt securities in the aggregate amount of $2,000 million. The maturity dates of these debt securities range from 2021 to 2023. The net proceeds from the issuance of debt securities are utilized for general corporate purposes.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Contractual obligations of long-term debt and long-term debt payable to IBM outstanding at June 30, 2018, are as follows:

	2018					2023 and
(Dollars in millions)	(Q3-Q4)	2019	2020	2021	2022	beyond	Total
Long-term debt	$243	$1,847	$193	$2,440	$533	$753	$6,009
Debt payable to IBM	2,690	2,971	2,235	856	710	59	9,520
Total	$2,933	$4,818	$2,428	$3,295	$1,243	$811	$15,529

Interest on Debt

The company recognized interest expense of $125 million and $227 million for the three and six months ended June 30, 2018, of which $75 million and $134 million was interest expense on debt payable to IBM. The company recognized interest expense of $89 million and $171 million for the three and six months ended June 30, 2017, of which $68 million and $134 million was interest expense on debt payable to IBM, respectively.

Notes to Consolidated Financial Statements — (continued)

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 19, 2018, IBM and the company (the Borrowers) entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Agreement is July 20, 2021. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. The company has no borrowings outstanding against the Credit Agreements.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of June 30, 2018, there were no matters for which the likelihood of material loss is at least reasonably possible.

11. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $8,048 million and $7,755 million at June 30, 2018 and December 31, 2017, respectively. A portion of these amounts is available to the company’s Commercial

Notes to Consolidated Financial Statements — (continued)

Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $608 million and $749 million at June 30, 2018 and December 31, 2017, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Financial Results Summary - Three Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2018	2017	Change
Total revenue	$433	$413	4.8%
Net margin	$259	$266	(2.5)%
Net margin percentage	59.9%	64.4%	(4.5	)pts.
Total expense and other (income)	$111	$120	(7.5)%
Income before income taxes	$148	$145	1.6%
Provision for income taxes	$31	$33	(8.0)%
Net income	$117	$112	4.4%
Net income margin	27.0%	27.1%	(0.1	)pts.

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

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2018, the company delivered revenue of $433 million and net income of $117 million. In the second quarter of 2017, the company had revenue of $413 million and net income of $112 million. In both the second quarter of 2018 and 2017, return on equity from continuing operations was 14.0 percent.

Total revenue increased $20 million, or 4.8 percent, in the second quarter of 2018 as compared to 2017, driven by increases in financing revenue of $29 million, or 9.1 percent partially offset by declines in operating lease revenue of $10 million, or 10.6 percent. The increase in financing revenue was driven primarily by an increase in commercial financing average assets. The decline in operating lease revenue was partially driven by asset sales to third parties.

From a segment perspective, Client Financing revenue of $298 million in the second quarter of 2018 declined 3.7 percent as compared to the prior year. The decline was driven by lower operating lease revenues. Commercial Financing revenue of $135 million in the second quarter of 2018 increased 30.4 percent as compared to the second quarter of 2017. The increase in revenue was driven by increases in average financing assets and increases in yields. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period.

From a geographic perspective, Americas revenue was $248 million in the second quarter and increased 9.0 percent when compared to the prior year period. Asia Pacific revenue was $74 million, essentially flat, and EMEA revenue of $110 million declined 0.7 percent.

In the second quarter of 2018, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $259 million, a decrease of 2.5 percent when compared to the same period in 2017. Increased financing costs of $36 million or 41.1 percent were partially offset by increases in revenue and declines in depreciation expense of $10 million, or 16.9 percent when compared to the same period in the prior year. The increase in financing cost was due to an increase in interest rates and an increase in the average debt balance when compared to the same

Management Discussion — (continued)

period in 2017. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 59.9 percent in the second quarter of 2018 decreased 4.5 points as compared to the net margin percentage in the same period in 2017.

Total expense and other (income) of $111 million in the second quarter of 2018 decreased $9 million, or 7.5 percent, compared to the same period in 2017. The year-to-year decline was driven by increased profits on sales of equipment returned from lease and lower foreign currency transaction losses net of derivatives, partially offset by higher reserve requirements for financing receivables.

Pre-tax income of $148 million in the second quarter of 2018 increased 1.6 percent as compared to the second quarter of 2017. The increase in 2018 was primarily driven by an increase in other income. Pre-tax income margin percentage in the second quarter of 2018 of 34.1 percent decreased on a year-to-year basis by 1.1 points.

The effective tax rate was 20.9 percent in the second quarter of 2018, a decrease of 2.2 points compared to the second quarter of 2017, driven by a more favorable geographic mix of pre-tax earnings and the lower U.S. corporate income tax rate.

Net income increased $5 million, or 4.4 percent, in the second quarter of 2018 as compared to the same period in 2017. In the second quarter of 2018, net income margin of 27.0 percent was essentially flat on a year-to-year basis.

Return on equity was flat in the second quarter of 2018 when compared to the prior year period, with increases in net income offset by a higher average equity balance.

The company generated $289 million in cash flow from operating activities in the second quarter of 2018, an increase of $124 million when compared to the second quarter of 2017, primarily driven by a lower level of cash income tax payments. Net cash used in investing activities of $275 million in the second quarter of 2018 was lower by $255 million when compared to the prior year period, primarily driven by short-term financing receivable performance. Net cash used for financing activities of $80 million in the second quarter of 2018 increased by $330 million when compared to the second quarter of 2017, primarily driven by a higher level of debt proceeds in the prior year.

Financial Results Summary - Six Months Ended June 30:

			Yr. to Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2018	2017	Change
Total revenue	$882	$857	2.9%
Net margin	$559	$565	(1.1)%
Net margin percentage	63.4%	66.0%	(2.6	)pts.
Total expense and other (income)	$221	$242	(9.0)%
Income before income taxes	$339	$323	4.8%
Provision for income taxes	$73	$74	(2.0)%
Net income	$266	$249	6.8%
Net income margin	30.1%	29.0%	1.1	pts.

			Yr.-to-Date
	At June 30,	At December 31,	Percent
	2018	2017	Change
Assets	$37,771	$39,516	(4.4)%
Liabilities	$34,402	$35,954	(4.3)%
Member’s interest	$3,369	$3,562	(5.4)%

Management Discussion — (continued)

Debt-to-Equity

	At June 30,	At Decemeber 31,
	2018	2017
Debt-to-Equity Ratio *	9.0x	8.6x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$117	$112	$266	$249
Annualized net income (1) *	468	448	531	498
Average equity (2) **	3,335	3,195	3,411	3,365
Return on equity (1)/(2)	14.0%	14.0%	15.6%	14.8%

* Calculated based upon an estimated tax rate principally based on IBM Credit’s geographic mix of earnings as IBM’s provision for income taxes is determined on a consolidated basis.

** Average of the ending member’s interest for the last two quarters and three quarters, for the three and six months ended June 30, respectively.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2018, the company delivered revenue of $882 million and net income of $266 million. In the first six months of 2017, the company had revenue of $857 million and net income of $249 million. In the first half of 2018 and 2017, return on equity from continuing operations was 15.6 percent and 14.8 percent, respectively.

Total revenue increased $25 million, or 2.9 percent, in the first six months of 2018 as compared to 2017, driven by increases in financing revenue of $52 million, or 7.9 percent, partially offset by declines in operating lease revenue of $27 million, or 14.1 percent. The increase in financing revenue was driven by an increase in commercial financing average assets. The decrease in operating lease revenue was due to a declining asset base partially driven by asset sales to third parties.

From a segment perspective, Client Financing revenue of $606 million in the first six months of 2018 declined 4.8 percent as compared to the prior year. The decline was driven by lower operating lease revenues. Commercial Financing revenue of $276 million in the first six months of 2018 increased 25.2 percent as compared to the first six months of 2017. The increase in revenue was driven by increases in average financing assets and increases in yields.

From a geographic perspective, revenue in the first six months of 2018 increased across all three geographies, as compared to the same period in 2017. Americas revenue of $493 million increased 4.0 percent, EMEA revenue of $238 million increased 2.4 percent and Asia Pacific revenue of $151 million increased 0.4 percent.

Net margin in the first six months of 2018 was $559 million, a decline of 1.1 percent when compared to the same period in 2017. Increases in financing cost of $55 million or 32.3 percent, were partially offset by increases in revenue and declines in depreciation expense of $24 million, or 19.9 percent, when compared to the same period in the prior year. The increase in financing cost was due to higher interest rates and a higher average debt balance compared to the same period in 2017. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 63.4 percent in the first six months of 2018 decreased 2.6 points as compared to the net margin percentage in the same period in 2017.

Total expense and other (income) of $221 million in the first six months of 2018 decreased $22 million, or 9.0 percent, compared to the same period in 2017. The year-to-year decline was driven by net losses from derivatives and foreign currency transactions, and increased profits on sales of equipment returned from lease, partially offset by higher reserve requirements for financing receivables.

Management Discussion — (continued)

Pre-tax income of $339 million in the first six months of 2018 increased 4.8 percent as compared to the first six months of 2017. The increase in 2018 was primarily driven by an increase in other income. Pre-tax income margin percentage in the first six months of 2018 of 38.4 percent increased on a year-to-year basis by 0.7 points.

The effective tax rate was 21.5 percent in the first six months of 2018, a decrease of 1.5 points compared to the first six months of 2017, driven by a more favorable geographic mix of pre-tax earnings and the lower U.S. corporate income tax rate, partially offset by estimated 2018 tax charges associated with U.S. tax reform enactment.

Net income increased $17 million, or 6.8 percent, in the first six months of 2018 as compared to the same period in 2017. In the first six months of 2018, net income margin of 30.1 percent increased 1.1 points on a year-to-year basis.

Return on equity increased 0.8 points in the first six months of 2018 driven by increases in net income which were partially offset by a higher average equity balance year to year.

Total assets of $37,771 million at June 30, 2018 declined $1,745 million from December 31, 2017, driven primarily by a decline in net financing receivables of $2,564 million and declines in cash and cash equivalents of $600 million. These declines were partially offset by an increase in other receivables from IBM of $1,635 million due to higher investment of excess cash with IBM.

The company generated $529 million in cash flow from operating activities in the first six months of 2018, an increase of $67 million when compared to the first six months of 2017. Net cash used by investing activities was $924 million for the six months ended June 30, 2018 an increase of $469 million when compared to the same period in 2017. The increase was primarily driven by higher levels of financing originations in the current year. Net cash used in financing activities was $191 million for the six months ended June 30, 2018 compared to net cash used in financing activities for the six months ended June 30, 2017 of $32 million. This was primarily driven by lower net debt issuances when compared to the prior year period.

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the second quarter and first six months of 2018 versus the second quarter and first six months of 2017. The table below presents each reportable segment’s revenue and net margin results.

Management Discussion — (continued)

	Three Months Ended		Yr. to Yr. Percent/		Six Months Ended		Yr. to Yr. Percent/
	June 30,		Margin		June 30,		Margin
(Dollars in millions)	2018	2017	Change		2018	2017	Change
Client Financing
Revenue	$298	$310	(3.7)%		$606	$636	(4.8)%
Net margin	165	189	(12.4)%		359	398	(9.9)%
Net margin percentage	55.5%	61.0%	(5.5	)pts.	59.2%	62.6%	(3.3	)pts.
Pre-tax income	$101	$109	(7.5)%		$230	$239	(4.0)%
Pre-tax margin	33.9%	35.2%	(1.4	)pts.	37.9%	37.6%	0.3	pts.
Commercial Financing
Revenue	$135	$103	30.4%		$276	$221	25.2%
Net margin	94	77	21.6%		200	167	19.7%
Net margin percentage	69.6%	74.6%	(5.0	)pts.	72.6%	75.9%	(3.4	)pts.
Pre-tax income	$47	$36	28.6%		$109	$84	30.0%
Pre-tax margin	34.8%	35.2%	(0.5	)pts.	39.4%	38.0%	1.5	pts.
Total Segments
Revenue	$433	$413	4.8%		$882	$857	2.9%
Net margin	259	266	(2.5)%		559	565	(1.1)%
Net margin percentage	59.9%	64.4%	(4.5	)pts.	63.4%	66.0%	(2.6	)pts.
Pre-tax income	$148	$145	1.6%		$339	$323	4.8%
Pre-tax margin	34.1%	35.2%	(1.1	)pts.	38.4%	37.7%	0.7	pts.

Client Financing

Client Financing revenue of $298 million in the second quarter of 2018 decreased $11 million, or 3.7 percent, as compared to the same period in 2017. For the first six months of 2018, Client Financing revenue decreased $30 million, or 4.8 percent, as compared to the same period in 2017. In both periods the decrease was driven by operating lease revenue which declined $10 million and $27 million respectively for the first three and six months of 2018.

Net margin in the second quarter of 2018 decreased $23 million, or 12.4 percent, as compared to the same period in 2017. The decrease was primarily driven by the revenue decline in the quarter, and increases in interest expense of $22 million, partially offset by a decrease in depreciation expense of $10 million. The increase in interest expense was due to increases in interest rates and an increase in debt in support of a higher asset base in 2018 when compared to the prior year. The decrease in depreciation expense was due to the decline in average operating lease asset balances. For the first six months of the year, net margin decreased $39 million, or 9.9 percent, as compared to the same period in 2017. The decrease was primarily driven by the revenue decline and an increase in interest expense of $33 million, partially offset by a decrease in depreciation expense of $24 million.

Pre-tax income for the three months ended June 30, 2018 decreased $8 million, or 7.5 percent, as compared to the same period in 2017. For the first six months ended June 30, 2018, the decline was $10 million, or 4.0 percent, when compared to the prior year period. The decreases were primarily driven by increases in interest expense and provisions for credit losses, partially offset by lower expense allocations year to year and higher income from sales of equipment returned from lease.

Commercial Financing

Commercial Financing revenue of $135 million in the second quarter of 2018 increased $31 million, or 30.4 percent, as compared to the same period in 2017. The growth in revenue was driven by an increase in average financing receivable assets due to increased volumes, primarily with existing OEM suppliers. For the first six months of 2018, Commercial Financing revenue increased $56 million, or 25.2 percent, as compared to the same period in 2017.

Net margin in the second quarter of 2018 increased $17 million, or 21.6 percent, as compared to the same period in 2017. The increase was primarily driven by the growth in revenue, partially offset by an increase in interest expense of $15 million. For the first six months of 2018, net margin increased $33 million, or 19.7 percent, as compared to the same period in 2017.

Management Discussion — (continued)

Pre-tax income in the second quarter of 2018 increased $10 million, or 28.6 percent, as compared to the same period in 2017. For the first six months of 2018, pre-tax income increased $25 million, or 30.0 percent, as compared to the same period in 2017.

Geographic Revenue

The following provides revenue performance by geography.

(Dollars in millions)			Yr.-to-Yr. Percent
For the three months ended June 30:	2018	2017	Change
Total revenue	$433	$413	4.8%
Geographies
Americas	$248	$228	9.0%
Europe/Middle East/Africa	110	111	(0.7)%
Asia Pacific	74	74	0.1%

(Dollars in millions)			Yr.-to-Yr. Percent
For the six months ended June 30:	2018	2017	Change
Total revenue	$882	$857	2.9%
Geographies
Americas	$493	$474	4.0%
Europe/Middle East/Africa	238	233	2.4%
Asia Pacific	151	150	0.4%

Total revenue of $433 million increased $20 million, or 4.8 percent, in the second quarter of 2018 compared to the same period in 2017, primarily driven by revenue performance in the Americas.

Americas revenue of $248 million increased $21 million, or 9.0 percent, in the second quarter of 2018 compared to the same period in 2017. Increased financing revenue of $30 million was driven by improvements in both the client and commercial segments. These improvements were offset by operating lease revenue declines of $9 million when compared to the prior year period.

EMEA revenue of $110 million decreased $1 million, or 0.7 percent in the second quarter of 2018 compared to the same period in 2017. Financing revenues declined by $3 million year to year, driven by decreases in client loans. The financing revenue decreases were offset by an increase in operating lease revenues of $2 million when compared to the second quarter of 2017.

Asia Pacific revenue of $74 million was flat in the second quarter of 2018 when compared to the same period in 2017. Financing revenue increases of $3 million were driven by the commercial segment and were offset by declines in operating lease revenues of $3 million when compared to the prior year period.

Total revenue of $882 million increased $25 million, or 2.9 percent, in the first six months of 2018 compared to the same period in 2017, with revenue increasing across all three geographies.

Americas revenue of $493 million increased $19 million, or 4.0 percent, in the first six months of 2018 compared to the first six months of the prior year, primarily driven by an increase in financing revenue of $41 million, partially offset by declines in operating leases. EMEA revenue of $238 million increased $6 million, or 2.4 percent, driven by increases in financing revenue of $6 million. Asia Pacific revenue of $151 million increased $1 million, or 0.4 percent.

Management Discussion — (continued)

Expense

Total Expense and Other (Income)

(Dollars in millions) For the three months ended June 30:	2018	2017	Yr.-to-Yr. Percent/ Margin Change
Total expense and other (income)
Selling, general and administrative	$104	$107	(3.1)%
Provisions for credit losses	25	6	332.9
Other (income) and expense	(17)	7	NM
Total expense and other (income)	$111	$120	(7.5)%
Total expense-to-revenue ratio	25.7%	29.2%	(3.4	)pts.

NM - Not Meaningful

(Dollars in millions) For the six months ended June 30:	2018	2017	Yr.-to-Yr. Percent/ Margin Change
Total expense and other (income)
Selling, general and administrative	$203	$209	(3.1)%
Provisions for credit losses	34	8	301.7
Other (income) and expense	(16)	25	NM
Total expense and other (income)	$221	$242	(9.0)%
Total expense-to-revenue ratio	25.0%	28.3%	(3.3	)pts.

NM - Not Meaningful

Total expense and other (income) of $111 million decreased $9 million, or 7.5 percent, in the second quarter of 2018 as compared to the same period in 2017. For the six months ended June 30, 2018, total expense and other (income) of $221 million decreased $22 million, or 9.0 percent, as compared to the prior year period. For additional information regarding total expense and other (income), see the following analysis by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$40	$48	(17.7)%
Contracted services	6	7	(16.2)
Functional support services and other related party expenses	59	52	12.0
Total selling, general and administrative expense	$104	$107	(3.1)%

Management Discussion — (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$83	$71	17.1%
Contracted services	9	19	(51.3)
Functional support services and other related party expenses	110	119	(7.3)
Total selling, general and administrative expense	$203	$209	(3.1)%

SG&A expense decreased $3 million, or 3.1 percent, in the second quarter of 2018 as compared to the second quarter of 2017, driven primarily by a decrease in compensation expense and lower contracted services, partially offset by an increase in functional support services expenses charged by IBM. SG&A expense decreased $6 million, or 3.1 percent, in the first six months of 2018 as compared to the prior year period, driven by lower contracted services expenses and functional support services expenses charged by IBM, partially offset by an increase in compensation expense. The year-to-year decrease in compensation expense for second quarter 2018 within selling, general, and administrative — other, was impacted by the timing of recording employee related expenses in the company’s subsidiaries. The decline in contracted services expense relates to higher charges in the prior year relating to the establishment of IBM Credit LLC. For additional information on functional support services, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $19 million, in the second quarter of 2018 when compared to the second quarter of 2017, due primarily to higher specific reserve requirements in EMEA in the current year. Provisions for credit losses increased $25 million in the first six months of 2018 when compared to the prior year period primarily due to higher specific reserve requirements in the Americas and EMEA in the current year. For additional information on provisions for credit losses, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$4	$33	(88.1)%
(Gains)/losses on derivative instruments	(5)	(20)	(73.4)
(Gains)/losses on sale of equipment upon lease termination	(32)	(16)	99.5
Other expense and (income)	16	10	55.6
Total other (income) and expense	$(17)	$7	NM

NM - Not Meaningful

Management Discussion — (continued)

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$8	$(212)	NM
(Gains)/losses on derivative instruments	(7)	241	NM
(Gains)/losses on sale of equipment upon lease termination	(48)	(28)	72.3%
Other expense and (income)	31	23	30.9%
Total other (income) and expense	$(16)	$25	NM

NM - Not Meaningful

Other (income) and expense was $17 million of income in the second quarter of 2018 as compared to $7 million of expense in the same period of 2017. Other (income) and expense in second quarter of 2018 included gains on derivative instruments of $5 million, partially offset by foreign currency transaction losses of $4 million. The gains on derivative instruments of $20 million in the prior year period were offset by losses from foreign currency transactions of $33 million. For additional information on currency impacts and derivative instruments, see note 3, “Financial Instruments,” to the Consolidated Financial Statements. The increase in gains on sale of equipment was driven by a higher level of sales of returned equipment to IBM upon early lease termination primarily due to client migration to IBM’s z14 mainframe during the second quarter and first half of 2018. Other (income) and expense was $16 million of income in the first six months of 2018 as compared to $25 million of expense in the same period of 2017. Other (income) and expense in the first six months of 2018 includes gains on derivative instruments of $7 million, offset by foreign currency transaction losses of $8 million. The losses on derivative instruments of $241 million in the prior year period were offset by gains from foreign currency transactions of $212 million.

Taxes

On December 22, 2017, U.S. tax reform was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. tax base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a provisional one-time net benefit of $162 million to tax expense in the fourth-quarter and year ended December 31, 2017. This benefit was the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings.

All components of the provisional net benefit of $162 million were based on the company’s estimates as of December 31, 2017. Specifically, the transition tax, any foreign tax costs, as well as the re-measurement of deferred tax balances, are provisional and have been calculated based on existing tax law and the best information available as of the date of estimate. The effect of tax law changes on deferred tax assets and liabilities was a benefit of $171 million driven by U.S. tax reform and was included in the one-time net benefit. An additional provisional charge of $4 million was recorded in the first quarter as a result of IRS guidance issued in January 2018 and a benefit of $2 million was recorded in the second quarter as a result of IRS guidance issued in early April 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment, conclusion of the effects of the “Global Intangible Low-Taxed Income” (GILTI) provisions, further refinement of the company’s calculations, and additional guidance that may be issued by the U.S. government, among other items. The company is still evaluating the Act’s GILTI provisions and has not yet elected an accounting policy.

As these various factors are finalized, any change will be recorded as an adjustment to the provision for, or benefit from, income taxes in the period the amounts are determined, not to exceed 12 months from the date of U.S. tax reform enactment. The company has not completed its assessment and the net tax benefit remains provisional as of June 30, 2018.

For the three months ended June 30, 2018, the company reported a provision for income taxes of $31 million and an effective tax rate of 20.9 percent, compared to a provision of $33 million and an effective tax rate of 23.0 percent for the three months ended June 30, 2017. For the six-month period ended June 30, 2018, the company reported a provision for income taxes of $73 million and an effective tax rate of 21.5 percent compared to a provision of $74 million and an effective tax rate of 23.0 percent for the same period in 2017. The change in the effective tax rates for both periods was primarily attributable to the geographic mix of pre-tax earnings and the lower U.S. corporate income tax rate.

Management Discussion — (continued)

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

The amount of unrecognized tax benefits at June 30, 2018 of $1 million was unchanged from December 31, 2017.

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

Total assets of $37,771 million at June 30, 2018 declined $1,745 million (including a decrease of $491 million from currency) as compared to year-end 2017, primarily driven by:

•                  A decline in total financing receivables of $2,805 million (including a decrease of $413 million from currency), primarily driven by a decline in Commercial Financing receivables of $1,791 million and a decline in Client Financing loans and installment payment receivables of $511 million. These declines are seasonal, resulting from collections of higher year-end balances, and

•                  A decline of $600 million in cash and cash equivalents (including a decrease of $14 million from currency); partially offset by

•                  An increase in other receivables from IBM of $1,635 million (including a decrease of $40 million from currency), predominantly due to increased cash invested with IBM of $1,730 million. For additional information relating to other receivables from IBM originating from excess cash invested with IBM, see note 8, “Relationship with IBM and Related Party Transactions.”

At June 30, 2018, substantially all client and commercial financing assets were IT related assets with no direct exposure to consumers. Approximately 55 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 15 points to 70 percent.

Total liabilities of $34,402 million at June 30, 2018 decreased $1,552 million (including a decrease of $323 million from currency), as compared to year-end 2017, primarily driven by:

Management Discussion — (continued)

•                  A decline in accounts payable to IBM of $1,052 million (including a decrease of $9 million from currency) and declines in accounts payable to third-parties of $351 million (including a decrease of $14 million from currency) both of which were primarily driven by settlement of fourth-quarter 2017 originations, and

•                  A decrease in total debt of $155 million (including a decrease of $288 million from currency), including an increase in debt with third parties of $2,218 million and a decrease in debt payable to IBM of $2,373 million.

Total member’s interest of $3,369 million at June 30, 2018 decreased $193 million as compared to year-end 2017, primarily driven by:

•                  Cash distributions to IBM of $490 million, and

•                  Foreign currency translation declines of $114 million; partially offset by

•                  Net income for the first six months of 2018 of $266 million, and

•                  Capital contributions from IBM of $145 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Six Months Ended		Yr.-to-Yr.
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Client Financing	$3,523	$2,756	27.8%	$6,672	$5,167	29.1%
Commercial Financing	16,336	14,616	11.8%	34,016	28,454	19.5%
Total originations	$19,859	$17,372	14.3%	$40,687	$33,621	21.0%

In the second quarter of 2018, the company originated $3,523 million of Client Financing receivables as compared to $2,756 million in the second quarter of 2017. The company originated $6,672 million of Client Financing receivables in the first six months of 2018 as compared to $5,167 million in the first six months of 2017. The increases of $767 million and $1,505 million in the second quarter and first six months, respectively, as compared to the same periods in the prior year, were driven by higher installment payment plan originations for IBM services and continuing strong lease volumes due to client migration to the IBM z14 mainframe.

In the second quarter of 2018, the company originated $16,336 million of Commercial Financing receivables as compared to $14,616 million in the second quarter of 2017. The company originated $34,016 million of Commercial Financing receivables in the first six months of 2018 as compared to $28,454 million in the first six months of 2017. The increases of $1,719 million and $5,562 million in the second quarter and first six months, respectively, as compared to the same periods in the prior year, were driven by higher OEM IT originations primarily with existing OEM suppliers.

Management Discussion — (continued)

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Client Financing	2018	2017	Change
Financing receivables, net	$14,166	$14,939	(5.2)%
Equipment under operating leases, net	410	401	2.2
Financing receivables from IBM	3,772	3,743	0.8
Receivables participated from IBM, net	3,731	3,798	(1.8)
Total assets	$22,079	$22,880	(3.5)%

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Commercial Financing	2018	2017	Change
Financing receivables, net	$9,335	$11,127	(16.1)%
Receivables purchased from IBM, net	1,238	1,441	(14.0)
Total assets	$10,574	$12,568	(15.9)%

The decrease in Client Financing assets of $802 million at June 30, 2018 as compared to December 31, 2017 was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The decrease in Commercial Financing assets of $1,994 million at June 30, 2018 as compared to December 31, 2017 was driven by cash collections exceeding new originations, primarily due to declines from higher year-end balances.

The company’s receivables portfolio at June 30, 2018 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (5 percent).

The company’s receivables portfolio at December 31, 2017 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (13 percent), Services (13 percent), Retail (8 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $30,322 million of total debt at June 30, 2018, as compared to $30,477 million of debt at December 31, 2017.

Financing Receivables and Allowances

The following table presents financing receivables excluding residual values, miscellaneous receivables and loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Recorded investment	$28,138	$30,890
Specific allowance for credit losses	132	107
Unallocated allowance for credit losses	104	106
Total allowance for credit losses	236	213
Net financing receivables	$27,901	$30,677
Allowance for credit losses coverage	0.8%	0.7%

Management Discussion — (continued)

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

At January 1, 2018	Additions	Write-offs*	Other**	At June 30, 2018
$213	$34	$(6)	$(5)	$236

*	Represents reserved receivables that were written off during the period.
**	Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at June 30, 2018 was $236 million, or 0.8 percent of gross financing receivables. At December 31, 2017, the allowance for credit losses on financing receivables was $213 million, or 0.7 percent of gross financing receivables. The increase was driven by the 2018 additions of $34 million, primarily due to higher reserve requirements in the Americas and EMEA and a decrease in the gross financing receivables balance when compared to December 31, 2017.

Specific reserves were $132 million at June 30, 2018, an increase of $25 million as compared to year-end 2017, primarily due to additional reserve requirements in the Americas and EMEA.

Unallocated reserves were $104 million at June 30, 2018, a decrease of $2 million as compared to year-end 2017, with lower general reserve requirements in the United States offset by additional general reserve requirements in Brazil.

Bad debt expense was $25 million for the three months ended June 30, 2018 as compared to $6 million for the same period in 2017. The year-to-year increase was driven by higher specific reserve requirements in EMEA in the current year period. Bad debt expense was $34 million for the six months ended June 30, 2018 as compared to $8 million for the same period in 2017. The six-month year-to-year increase of $25 million in bad debt expense was due to higher specific reserve requirements in the Americas and EMEA.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at June 30, 2018 and December 31, 2017. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2018 and December 31, 2017, is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $131 million and $53 million in the second quarter of 2018 and 2017, respectively, and $150 million and $100 million for the first six months of 2018 and 2017, respectively. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $53 million and $43 million in the second quarter of 2018 and 2017, respectively. The aggregate incremental asset value of these leases was $101 million and $77 million in the first six months of 2018 and 2017,

Management Discussion — (continued)

respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $8 million and $5 million for the financing transactions originated in the second quarter of 2018 and 2017, respectively, and were $11 million and $8 million for the financing transactions originated in the first six months of 2018 and 2017, respectively. The cost of guarantees was $0.8 million and $0.5 million in the second quarter of 2018 and 2017, respectively, and $1.1 million and $0.8 million for the first six months of 2018 and 2017, respectively.

Unguaranteed Residual Value

	At		At	Estimated Run Out of June 30, 2018 Balance
	January 1,		June 30,				2021 and
(Dollars in millions)	2018		2018	2018	2019	2020	Beyond
Direct financing leases	$533		$486	$70	$136	$116	$164
Operating leases	112	*	112	38	26	31	18
Total unguaranteed residual value	$645		$598	$108	$162	$146	$182
Related original amount financed	$10,851		$9,982
Percentage	5.9%		6.0%

* Operating lease residual value at January 1, 2018 was recast to conform with current year methodology.

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of June 30, 2018 was primarily comprised of loans from IBM.

In the company’s 2017 Form 10-K, there is a discussion of the company’s liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years. The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the six months ended, or as of, as applicable, June 30, 2018, those amounts are $529 million for net cash provided by operating activities, $2,080 million of cash and cash equivalents and $2,640 million in cash invested with IBM.

In early 2017, the company announced an increase in its target debt-to-equity ratio from 7:1 to 9:1. At June 30, 2018, the debt-to-equity ratio was 9.0 to 1 as compared to 8.6 to 1 at December 31, 2017 and 8.6 to 1 at June 30, 2017. See the discussion on page 47 regarding the company’s debt-to-equity ratio.

In the first quarter of 2018, the company issued fixed and floating rate debt securities totaling $2 billion and made cash distributions to IBM, including a return of profit, of $490 million. In the second quarter of 2018, IBM made a cash contribution to the company in the amount of $145 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of June 30, 2018, there was $1,996 million of commercial paper outstanding.

The company entered into two committed credit facilities in 2017, a $2.5 billion 364-Day Credit Agreement and a $2.5 billion Three-Year Credit Agreement. On July 19, 2018, the company and IBM entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day Credit Agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement. The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Credit Agreement is July 20, 2021. The facility size remains unchanged. The company has no borrowings outstanding against these Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2018 appear in the table below. The ratings remain unchanged from December 31, 2017. The company does not have “ratings trigger” provisions in its debt covenants or

Management Discussion — (continued)

documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

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

Cash Flow and Liquidity Trends

(Dollars in millions)
For the six months ended June 30:	2018	2017
Net cash provided by operating activities	$529	$462
Net cash used in investing activities	(924)	(455)
Net cash used in financing activities	(191)	(32)

At June 30:	2018	2017
Cash and cash equivalents	$2,080	$1,781
Cash invested with IBM, available on-demand(1)	2,640	2,263
Committed credit facilities	5,000	—

(1)         Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Net cash provided by operating activities in the first six months of 2018 increased by $67 million as compared to the first six months of 2017 driven by the following factors:

•                  Lower net cash income tax payments of $267 million, partially offset by

•                  Lower foreign currency transaction gains within net income of $220 million when compared to the prior year period.

Net cash used in investing activities in the first six months of 2018 increased by $469 million as compared to the first six months of 2017 driven by the following factors:

•                  Higher net originations of financing receivables of $558 million, and

•                  Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million; partially offset by

•                  Lower cash payments relating to derivative contracts of $279 million.

Net cash used in financing activities in the first six months of 2018 increased by $159 million as compared to the first six months of 2017 driven by the following factors:

Management Discussion — (continued)

•                  A decrease in net proceeds on total debt of $676 million, offset by

•                  A decrease in net cash transfers and distributions to IBM of $517 million.

Debt

	At June 30,	At December 31,
(Dollars in millions)	2018	2017
Short-term debt
Debt	$2,062	$1,568
Debt payable to IBM	12,805	15,159
Total	$14,866	$16,727
Long-term debt
Debt	$5,935	$4,211
Debt payable to IBM	9,520	9,539
Total	$15,455	$13,750
Total debt	$30,322	$30,477

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $30,322 million at June 30, 2018, a decrease of $155 million from year-end 2017. Total debt payable to IBM was $22,325 million at June 30, 2018, a decrease of $2,373 million from December 31, 2017. Total third-party debt was $7,996 million at June 30, 2018, an increase of $2,218 million from December 31, 2017. The decrease in total debt during the first six months of 2018 was primarily due to lower funding requirements associated with financing receivables, while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $743 million at June 30, 2018 and $773 million at December 31, 2017.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $125 million and $227 million for the three and six months ended June 30, 2018, respectively, of which $75 million and $134 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $89 million and $171 million for the three and six months ended June 30, 2017, respectively, of which $68 million and $134 million was interest expense on debt payable to IBM in each of those periods, respectively.

The increase in interest expense in the second quarter and first six months of 2018 versus the same periods in 2017 was driven by an increase in interest rates on both internal and external borrowings and an increase in the average debt balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 9, “Borrowings.”

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

Management Discussion — (continued)

	At June 30,	At December 31,
	2018	2017
Debt-to-Equity Ratio *	9.0x	8.6x

* The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 9.0 to 1 at June 30, 2018, as compared to the debt-to-equity ratio of 8.6 to 1 at December 31, 2017. Total member’s interest of $3,369 million declined by $193 million, or 5.4 percent, while debt of $30,322 million decreased $155 million, or 0.5 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit, driving operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In the first six months of 2018, the company issued third-party debt and made distributions to IBM including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

Management Discussion — (continued)

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 10, “Contingencies,” on page 30 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

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

IBM CREDIT LLC
(Registrant)

Date:	August 3, 2018

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance