Form 10-Q
period 2018-09-30
IBM CREDIT LLC
filed 2018-11-01
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-765-1900

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

All of the limited liability company interests ("Interests") in the registrant are held by an affiliate of the registrant. None of the Interests are publicly traded.

REDUCED DISCLOSURE FORMAT

IBM Credit LLC, an indirect, wholly owned subsidiary of International Business Machines Corporation (IBM), meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Revenue
Financing revenue	$367	$321	$1,084	$986
Operating lease revenue	85	96	250	288
Total revenue	$452	$418	$1,334	$1,274
Financing cost (related party cost for three and nine months: $81 and $215 in 2018, $66 and $201 in 2017)	$135	$95	$362	$267
Depreciation of equipment under operating lease	50	59	146	178
Net margin	$268	$264	$827	$829
Expense and other (income)
Selling, general and administrative	$89	$94	$292	$303
Provision for/(benefit from) credit losses	(10)	2	24	11
Other (income) and expense	5	3	(11)	28
Total expense and other (income)	$84	$99	$305	$341
Income from before income taxes	$184	$165	$522	$488
Provision for income taxes	39	38	112	112
Net income	$144	$127	$410	$376

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$144	$127	$410	$376
Other comprehensive income/(loss), before tax:
Foreign currency translation	(20)	151	(119)	368
Retirement-related benefit plans (1)	0	0	1	2
Other comprehensive income/(loss), before tax	(20)	151	(117)	370
Income tax (expense)/benefit related to items of other comprehensive income	(6)	(8)	(22)	(8)
Other comprehensive income/(loss), net of tax	$(26)	$143	$(139)	$361
Total comprehensive income	$118	$270	$270	$737

(1)	Amounts represented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At September 30,	At December 31,
(Dollars in millions)	2018	2017
Assets:
Cash and cash equivalents	$1,961	$2,680
Financing receivables	22,653	26,066
(net of allowances of $189 in 2018 and $173 in 2017)
Equipment under operating leases	425	401
(net of accumulated depreciation of $273 in 2018 and $288 in 2017)
Financing receivables from IBM	3,779	3,743
Receivables purchased/participated from IBM	4,890	5,239
(net of allowances of $33 in 2018 and $39 in 2017)
Other receivables from IBM	2,549	1,024
Other assets	439	364
Total assets	$36,694	$39,516

Liabilities:
Accounts payable	$1,516	$1,776
Accounts payable to IBM	1,142	2,903
Debt	7,928	5,779
Debt payable to IBM	21,946	24,698
Taxes	562	530
Other liabilities	240	269
Total liabilities	$33,334	$35,954
Member’s interest:
Member's interest	3,215	3,101
Retained earnings	131	302
Accumulated other comprehensive income/(loss)	13	158
Total member's interest	$3,360	$3,562
Total liabilities and member’s interest	$36,694	$39,516

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash flows from operating activities:
Net income	$410	$376
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	24	11
Depreciation	146	178
Deferred taxes	(6)	(35)
Net (gain)/loss on asset sales and other	(67)	187
Change in operating assets and liabilities:
Other assets/other liabilities	306	(111)
Net cash provided by operating activities	$812	$607

Cash flows from investing activities:
Originations of financing receivables	$(10,978)	$(8,323)
Collection of financing receivables	10,566	9,097
Short-term financing receivables - net (1)	1,320	673
Purchase of equipment under operating leases	(221)	(202)
Proceeds from disposition of equipment under operating lease	53	79
Other receivables from IBM - net	(1,682)	(1,287)
Other investing activities - net	90	(63)
Net cash used in investing activities	$(853)	$(26)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$8,696	$5,735
Principal payments on debt from IBM	(8,262)	(6,234)
Proceeds from issuance of debt	2,581	3,822
Principal payments on debt	(755)	(371)
Short-term borrowings from/(repayments to) IBM - net (1)	(2,897)	(2,206)
Short-term borrowings/(repayments) - net (1)	448	(32)
Net transfers (to)/from IBM	—	(942)
Contributions from IBM	148	88
Distributions to IBM	(620)	(365)
Net cash used in financing activities	$(661)	$(504)

Effect of exchange rate changes on cash and cash equivalents	$(17)	$43
Net change in cash and cash equivalents	$(719)	$120

Cash and cash equivalents at January 1	2,680	1,772
Cash and cash equivalents at September 30	$1,961	$1,892

(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle*		5	(5)	—
Net income plus other comprehensive income/(loss):
Net income		410		410
Other comprehensive income/(loss), net of tax			(139)	(139)
Total comprehensive income/(loss)				$270
Contributions from IBM	148			148
Distributions to IBM	(34)	(586)		(620)
Member’s Interest, September 30, 2018	$3,215	$131	$13	$3,360

* Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, "Accounting Changes".

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

	Prior			Accumulated
	Investment			Other	Total
	From	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		239		376
Other comprehensive income/(loss), net of tax				361	361
Total comprehensive income/(loss)					$737
Net transfers (to)/from IBM	(942)				(942)
Prior investment from member, March 31, 2017	3,106
Transfer upon consolidation	(3,106)	3,106
Contributions from IBM		88			88
Distributions to IBM		(126)	(239)		(365)
Member’s Interest, September 30, 2017	$—	$3,068	$—	$152	$3,220

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (U.S. tax reform) was enacted, resulting in the company recording a provisional net benefit of $162 million to tax expense in the fourth-quarter and year-ended December 31, 2017. An additional provisional charge of $4 million was recorded in the first quarter as a result of Internal Revenue Service (IRS) guidance issued in January 2018 and a provisional benefit of $2 million was recorded in the second quarter as a result of IRS guidance issued in early April 2018. The final impact of U.S. tax reform may differ, possibly materially, due to factors such as changes in interpretations and assumptions that the company has made in its assessment. The company has not completed its assessment and the net tax benefit remains provisional as of September 30, 2018. Any changes to the net tax benefit will be finalized in the fourth quarter of 2018 which is within the 12 month time limit provided by the SEC.

Notes to Consolidated Financial Statements — (continued)

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

2. Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changes the disclosure requirements for fair value measurements. The guidance is effective on January 1, 2020, with early adoption of certain provisions permitted. As a result, the company has removed Level 1/Level 2 transfer disclosures in the third-quarter 2018 in accordance with the fair value guidance. The company is evaluating the adoption date for the remaining changes. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact on the consolidated financial results.

In June 2016, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. A cross-functional team has been established which is evaluating the financial instruments portfolio and system, process and policy change requirements. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020, with one-year early adoption permitted and the company is continuing to evaluate the impact of the new guidance and adoption date.

The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes certain changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the sales-type lease test, initial direct cost capitalization, lease termination guidance and sale-leaseback accounting and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective January 1, 2019 and early adoption is permitted. The company will adopt the guidance as of the effective date and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements.

A cross-functional implementation team is evaluating the lease portfolio, system, process, control and policy change requirements. The company will elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The company is evaluating the other practical expedients available under the guidance.

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

Notes to Consolidated Financial Statements — (continued)

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

The company continues to assess the potential impacts of the guidance, including changes to the guidance expected to be issued by the FASB, normal and ongoing business dynamics or potential changes in contracting terms, and as a result, preliminary conclusions are subject to change.

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

In August 2017, the FASB issued guidance to simplify the application of current hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance is effective January 1, 2019 with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results for the three and nine months ended September 30, 2018.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified-retrospective transition method).

The company adopted the guidance on January 1, 2018 using the modified-retrospective transition method. The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results for the three and nine months ended September 30, 2018. The company concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and there is no material change to disclosures as a result of the adoption of the guidance.

3. Financial Instruments:

Fair Value Measurements

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

Notes to Consolidated Financial Statements — (continued)

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

(Dollars in millions)
At September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,314	$—	$1,314
Money market funds	—	—	—	—
Total	—	1,314	—	1,314
Derivative assets (2)	—	27	—	27	(4)
Total assets	$—	$1,341	$—	$1,341
Liabilities:
Derivative liabilities (3)	$—	$71	$—	$71	(4)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.
(4)

If derivative exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $21 million.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2018 and December 31, 2017, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $15,389 million and $13,750 million and the estimated fair value was $15,351 million and $13,695 million at September 30, 2018 and December 31, 2017, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At September 30, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $27 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $71 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $21 million. There were no derivative instruments activity impacted by master netting agreements at December 31, 2017.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2018 and December 31, 2017, the total notional amount of the company's interest rate swap contracts with IBM was $3,350 million and $1,800 million, respectively. The weighted average remaining maturity of these instruments at September 30, 2018 and December 31, 2017, was approximately 2.7 years and 2.9 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2018 and December 31, 2017.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At September 30, 2018 and December 31, 2017,  the total notional amount of derivative contracts with IBM designated as net investment hedges was $2,066 million and

Notes to Consolidated Financial Statements — (continued)

$2,331 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives are not designated as hedges for accounting purposes. However, these derivatives represent economic hedges which provide an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows.

There were no foreign exchange derivative contracts with third parties outstanding at September 30, 2018. At December 31, 2017, the total notional amount of foreign exchange derivative contracts with third parties was $120 million.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at September 30, 2018 and December 31, 2017, as well as for the three and nine months ended September 30, 2018 and 2017, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2018	12/31/2017	Classification	9/30/2018	12/31/2017
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$—	$—	Other liabilities	$71	$19
Foreign exchange contracts with IBM	Other assets	27	—	Other liabilities	—	37
	Fair value of derivative assets	$27	$—	Fair value of derivative liabilities	$71	$56

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	3	Other liabilities	—	—
	Fair value of derivative assets	$—	$3	Fair value of derivative liabilities	$—	$—

Total		$27	$3		$71	$56

As of September 30, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included:	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Debt	$(3,273)	$70

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

(Dollars in millions)
For the three months ended September 30, 2018:	Financing cost	Other (income) and expense
Total	$135	$5
Gains/(losses) of total hedge activity	6	—

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged (2)
For the three months ended September 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$(10)	$(14)	$7	$14

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	—	N/A	N/A
Foreign exchange contracts	Other (income) and expense	—	(4)	N/A	N/A
Total		$(10)	$(18)	$7	$14

N/A - Not Applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing (3)
For the three months ended September 30:	2018	2017	Line Item	2018	2017	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$23	$20	Financing cost	$—	$—	$8	$0

Total	$23	$20		$—	$—	$8	$0

Prior period gain or loss amounts and presentation are not conformed to the new hedge accounting guidance that the company adopted in 2018. Refer to note 2, “Accounting Changes,” for additional information.

Note: OCI represents other comprehensive income/(loss) in the Consolidated Statement of Comprehensive Income and AOCI represents accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Member's Interest.

(1)

The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

(Dollars in millions)
For the nine months ended September 30, 2018	Financing cost	Other (income) and expense
Total	$362	$(11)
Gains/(losses) of total hedge activity	22	7

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized		Attributable to Risk
(Dollars in millions)	Statement of	on Derivatives		Being Hedged(2)
For the nine months ended September 30:	Earnings Line Item	2018	2017	2018	2017
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$(45)	$(14)	$43	$14

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	(222)	N/A	N/A
Foreign exchange contracts	Other (income) and expense	7	(22)	N/A	N/A
Total		$(39)	$(259)	$43	$14

N/A-Not Applicable

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing(3)
For the nine months ended September 30:	2018	2017	Line Item	2018	2017	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$84	$20	Financing cost	$—	$—	$24	$0

Total	$84	$20		$—	$—	$24	$0

Prior period gain or loss amounts and presentation are not conformed to the new hedge accounting guidance that the company adopted in 2018. Refer to note 2, "Accounting Changes," for additional information.

Note: OCI represents other comprehensive income/(loss) in the Consolidated Statement of Comprehensive Income and AOCI represents accumulated other comprehensive income/(loss) in the Consolidated Statement of Changes in Member's Interest.

(1)

The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.

(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

For the three and nine months ending September 30, 2018 and 2017, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

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

Notes to Consolidated Financial Statements — (continued)

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

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At September 30, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,086	$9,063	$8,875	$23,024
Unearned income	(392)	(29)	(419)	(841)
Deferred initial direct costs	44	—	70	114
Recorded investment	$4,738	$9,034	$8,526	$22,298
Allowance for credit losses	(71)	(10)	(108)	(189)
Unguaranteed residual value	463	—	—	463
Guaranteed residual value	81	—	—	81
Total financing receivables, net	$5,212	$9,023	$8,417	$22,653

Purchased and
Participated
(Dollars in millions)	Receivables
At September 30, 2018:	From IBM
Short-term purchased receivables from IBM	$1,182
Allowance for credit losses	(22)
Total short-term purchased receivables from IBM, net	$1,160

Long-term participated receivables from IBM	$3,741
Allowance for credit losses	(11)
Total long-term participated receivables from IBM, net	$3,730

Total purchased and participated receivables from IBM, net	$4,890

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At December 31, 2017:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,462	$11,177	$9,762	$26,402
Unearned income	(411)	(35)	(473)	(919)
Deferred initial direct costs	56	—	73	128
Recorded investment	$5,107	$11,142	$9,362	$25,611
Allowance for credit losses	(62)	(15)	(96)	(173)
Unguaranteed residual value	533	—	—	533
Guaranteed residual value	94	—	—	94
Total financing receivables, net	$5,672	$11,127	$9,267	$26,066

Notes to Consolidated Financial Statements — (continued)

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2017:	From IBM
Short-term purchased receivables from IBM	$1,466
Allowance for credit losses	(25)
Total short-term purchased receivables from IBM, net	$1,441

Long-term participated receivables from IBM	$3,812
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$3,798

Total purchased and participated receivables from IBM, net	$5,239

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $754 million and $773 million at September 30, 2018 and December 31, 2017, respectively.

The company did not have any financing receivables held for sale as of September 30, 2018 and December 31, 2017.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding commercial financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at September 30, 2018 and December 31, 2017. Commercial financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At September 30, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,272	$776	$690	$4,738
Loan receivables	5,549	2,077	899	8,526
Participated receivables from IBM	668	1,630	1,443	3,741
Ending balance	$9,489	$4,484	$3,032	$17,005
Recorded investment collectively evaluated for impairment	$9,384	$4,441	$3,013	$16,839
Recorded investment individually evaluated for impairment	$105	$42	$19	$166

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$42	$6	$15	$62
Loan receivables	57	34	4	96
Participated receivables from IBM	9	4	2	14
Total	$107	$43	$21	$172
Write-offs	$(3)	$(1)	$(2)	$(6)
Recoveries	0	0	2	2
Provision	12	14	3	29
Foreign currency translation adjustment	(5)	(2)	(1)	(8)
Other	0	1	1	2
Ending balance at September 30, 2018	$112	$55	$23	$190
Lease receivables	$46	$8	$17	$71
Loan receivables	$63	$41	$4	$108
Participated receivables from IBM	$3	$6	$2	$11

Related allowance, collectively evaluated for impairment	$43	$15	$4	$62
Related allowance, individually evaluated for impairment	$69	$40	$19	$128

Write-offs of lease and loan receivables were $4 million and $2 million, respectively, for the nine months ended September 30, 2018. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $2 million, $18 million and $9 million, respectively, for the nine months ended September 30, 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $87 million, $43 million and $20 million, respectively, for the three months ended September 30, 2018 and $89 million, $11 million and $33 million, respectively, for the three months ended September 30, 2017. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended September 30, 2018 and 2017.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $76 million, $41 million and $19 million, respectively, for the nine months ended September 30, 2018 and $96 million, $10 million and $44 million, respectively, for the nine months ended September 30, 2017. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the nine months ended September 30, 2018 and 2017.

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

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At September 30, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,272	$251	$210	$25	$41
EMEA	776	24	9	2	15
Asia Pacific	690	18	1	0	17
Total lease receivables	$4,738	$294	$220	$27	$73

Americas	$5,549	$336	$271	$26	$65
EMEA	2,077	87	22	4	65
Asia Pacific	899	9	5	2	3
Total loan receivables	$8,526	$431	$298	$32	$133

Americas	$668	$4	$4	$4	$—
EMEA	1,630	7	2	1	5
Asia Pacific	1,443	23	22	4	1
Total participated receivables from IBM	$3,741	$35	$28	$8	$6

Total	$17,005	$760	$547	$67	$212

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $166 million is individually evaluated for impairment with a related allowance of $128 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,593	$203	$185	$27	$20
EMEA	662	21	5	3	16
Asia Pacific	852	22	4	1	18
Total lease receivables	$5,107	$245	$194	$31	$54

Americas	$6,110	$281	$237	$37	$41
EMEA	2,315	82	17	0	66
Asia Pacific	937	9	4	2	5
Total loan receivables	$9,362	$372	$258	$39	$112

Americas	$744	$11	$11	$3	$—
EMEA	1,525	1	1	1	—
Asia Pacific	1,543	0	0	0	—
Total participated receivables from IBM	$3,812	$12	$12	$4	$—

Total	$18,282	$629	$464	$74	$166

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $118 million is individually evaluated for impairment with a related allowance of $105 million.
(3)	Recast to conform to current period presentation, which includes billed impaired amounts.

Notes to Consolidated Financial Statements — (continued)

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

The following tables present the recorded investment, net of the allowance for credit losses, for each class of receivables, by credit quality indicator, at September 30, 2018 and December 31, 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All other credit quality indicators are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At September 30, 2018:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$360	$31	$54	$612	$81	$72	$74	$65	$115
A1 – A3	692	96	269	1,178	256	358	143	204	575
Baa1 – Baa3	744	239	173	1,266	635	230	154	506	370
Ba1 – Ba2	703	234	103	1,196	619	136	145	494	219
Ba3 – B1	427	106	44	725	281	58	88	224	93
B2 – B3	270	57	27	460	150	36	56	120	58
Caa – D	29	5	4	49	14	6	6	11	9
Total	$3,226	$768	$674	$5,486	$2,036	$895	$666	$1,624	$1,440

	Lease Receivables			Loan Receivables			Participated Receivables with IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2017	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$384	$24	$40	$655	$85	$45	$80	$57	$74
A1 – A3	786	93	367	1,340	324	409	163	217	676
Baa1 – Baa3	921	177	224	1,571	616	250	191	411	413
Ba1 – Ba2	681	218	115	1,160	756	129	141	505	213
Ba3 – B1	406	98	46	692	341	51	84	228	84
B2 – B3	326	39	36	555	135	40	67	90	66
Caa – D	47	6	9	80	23	10	10	15	16
Total	$3,551	$657	$837	$6,054	$2,280	$933	$735	$1,522	$1,541

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2018 or for the year ended December 31, 2017.

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

Notes to Consolidated Financial Statements — (continued)

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended September 30, 2018:
Total revenue	$307	$145	$452
Pre-tax income	124	59	184
Depreciation of equipment under operating lease	50	—	50
Financing cost (interest expense)	91	44	135
Provision for/(benefit from) credit losses	(6)	(4)	(10)

For the three months ended September 30, 2017:
Total revenue	$309	$109	$418
Pre-tax income	123	42	165
Depreciation of equipment under operating lease	59	—	59
Financing cost (interest expense)	66	29	95
Provision for/(benefit from) credit losses	2	0	2

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the nine months ended September 30, 2018:
Total revenue	$913	$421	$1,334
Pre-tax income	354	168	522
Depreciation of equipment under operating lease	146	—	146
Financing cost (interest expense)	242	119	362
Provision for/(benefit from) credit losses	29	(5)	24

For the nine months ended September 30, 2017:
Total revenue	$945	$330	$1,274
Pre-tax income	363	125	488
Depreciation of equipment under operating lease	178	—	178
Financing cost (interest expense)	184	83	267
Provision for/(benefit from) credit losses	13	(2)	11

Notes to Consolidated Financial Statements — (continued)

6. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(20)	$(6)	$(26)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	—	—	—
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(20)	$(6)	$(26)

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 7, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$151	$(8)	$143
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	—	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$151	$(8)	$143

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 7, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(119)	$(22)	$(140)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	(1)	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(117)	$(22)	$(139)

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 7, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$368	$(8)	$360
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	1	0	1
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$2	$0	$1
Other comprehensive income/(loss)	$370	$(8)	$361

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 7, "Retirement-Related Benefits," for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(140)	0	(140)
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	(140)	1	(139)
September 30, 2018	$20	$(6)	$13

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**   Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, "Accounting Changes".

Notes to Consolidated Financial Statements — (continued)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2017	$(200)	$(9)	$(209)
Other comprehensive income before reclassification	360	1	361
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	360	1	361
September 30, 2017	$161	$(8)	$152

*    Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

7. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s Consolidated Statement of Earnings. The amounts of expense attributed to the company by IBM for the three and nine months ended September 30, 2018 and 2017 were not material.

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

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three and nine months ended September 30, 2018 and 2017 were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and nine months ended September 30, 2018 and 2017 were not material.

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

Notes to Consolidated Financial Statements — (continued)

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

In the second half of 2016, the company began participating in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $47 million and $144 million in the three and nine months ended September 30, 2018, an increase of $4 million and $25 million as compared to the same periods in 2017, respectively. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended September 30, 2018, finance income earned from these receivables was $10 million, an increase of $2 million as compared to the same period in 2017. For the nine months ended September 30, 2018, finance income earned from these receivables was $32 million, an increase of $5 million as compared to the same period in 2017. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended September 30, 2018, the interest income earned from these receivables was $45 million, an increase of $8 million as compared to the same period in 2017. For the nine months ended September 30, 2018, interest income earned was $128 million, an increase of $27 million as compared to the same period in 2017. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,779 million at September 30, 2018 and $3,743 million at December 31, 2017.

The amount of other receivables from IBM of $2,549 million and $1,024 million at September 30, 2018 and December 31, 2017, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $2,538 million at September 30, 2018 and $911 million at December 31, 2017. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $17 million and $38 million in the three months and nine months ended September 30, 2018, respectively. Interest income earned for these investments was $9 million and $28 million for the three and nine months ended September 30, 2017, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended September 30, 2018 was $39 million, an increase of $4 million as compared to the same period in 2017. Fee income earned for the nine

Notes to Consolidated Financial Statements — (continued)

months ended September 30, 2018 was $119 million, an increase of $13 million as compared to the same period in 2017. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $81 million and $215 million for the three and nine months ended September 30, 2018, respectively, as compared to $66 million and $201 million for the three and nine months ended September 30, 2017, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 9, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $53 million and $54 million in the third quarter of 2018 and 2017, respectively, and $163 million and $173 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The outstanding amount of accounts payable to IBM of $1,142 million at September 30, 2018, and $2,903 million at December 31, 2017, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $8 million and $12 million for the three months ended September 30, 2018 and 2017, respectively. The company's net profit from sales of returned equipment to IBM was $35 million and $40 million for the nine months ended September 30, 2018 and 2017 respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; and, in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for any tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return.

Notes to Consolidated Financial Statements — (continued)

9. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables.

Short-Term Debt

	Balance	Balance
(Dollars in millions)	9/30/2018	12/31/2017
Commercial paper	$1,996	$1,496
Short-term loans	31	60
Secured borrowings	3	12
Debt	$2,031	$1,568
Debt payable to IBM	12,454	15,159
Total	$14,485	$16,727

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

The weighted-average interest rate for commercial paper was 2.2 percent and 1.5 percent at September 30, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for short-term loans was 4.1 percent and 2.4 percent at September 30, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for secured borrowings was 5.3 percent and 4.7 percent at September 30, 2018 and December 31, 2017, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $3 million at September 30, 2018 and $12 million at December 31, 2017.

The weighted-average interest rate for debt payable to IBM was 1.7 percent and 1.1 percent at September 30, 2018 and December 31, 2017, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2018	12/31/2017
Long-term notes (average interest rate at September 30, 2018)
2.0%	2019	$1,400	$1,400
2.4%	2021	2,350	1,100
2.2%	2022	500	500
3.0%	2023	750	—
		$5,000	$3,000

Long-term loans (6.3% average interest rate at September 30, 2018)	2018-2021	226	486
Secured borrowings (4.9% average interest rate at September 30, 2018)	2018-2023	751	762
Long-term debt		$5,977	$4,248
Less: net unamortized discount		2	1
Less: net unamortized debt issuance costs		8	9
Less: fair value adjustment*		70	26
Debt		$5,898	$4,211
Debt payable to IBM (1.2% average interest rate at September 30, 2018)		9,491	9,539
Total		$15,389	$13,750

*The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $751 million at September 30, 2018 and $762 million at December 31, 2017.

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

Contractual obligations of long-term debt and long-term debt payable to IBM outstanding at September 30, 2018, are as follows:

	2018					2023 and
(Dollars in millions)	(Q4)	2019	2020	2021	2022	beyond	Total
Long-term debt	$121	$1,818	$260	$2,474	$551	$753	$5,977
Debt payable to IBM	1,444	3,454	2,542	1,106	853	93	9,491
Total	$1,566	$5,272	$2,801	$3,580	$1,404	$846	$15,469

Interest on Debt

The company recognized interest expense of $135 million and $362 million for the three and nine months ended September 30, 2018, of which $81 million and $215 million was interest expense on debt payable to IBM, respectively.

Notes to Consolidated Financial Statements — (continued)

The company recognized interest expense of $95 million and $267 million for the three and nine months ended September 30, 2017, of which $66 million and $201 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 19, 2018, IBM and the company (the Borrowers) entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Agreement is July 20, 2021. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of September 30, 2018, the company has no borrowings outstanding against the Credit Agreements.

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

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement , see note 8, “Relationship with IBM and Related Party Transactions.”

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

Notes to Consolidated Financial Statements — (continued)

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of September 30, 2018, there were no matters for which the likelihood of material loss is at least reasonably possible.

11. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $8,211 million and $7,755 million at September 30, 2018 and December 31, 2017, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $550 million and $749 million at September 30, 2018 and December 31, 2017, respectively.

12. Subsequent Events:

On October 28, 2018, IBM announced its intent to acquire all of the outstanding shares of Red Hat, Inc. (Red Hat). The transaction is subject to customary closing conditions, including regulatory clearance and approval by the Red Hat shareholders. IBM will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. As a result of the proposed transaction, Standard and Poor’s has lowered IBM and IBM Credit’s long-term debt rating to A from A+, with no change to the short-term debt rating of A-1 and Fitch Ratings has lowered IBM and IBM Credit’s long-term debt rating to A from A+, with no change to the short-term debt rating of F1. Additionally, Moody’s placed IBM and IBM Credit’s long-term debt rating of A1 on review for downgrade, with no change to the short-term debt rating of Prime-1.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Financial Results Summary - Three Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2018	2017	Change
Revenue	$452	$418	8.3%
Net margin	$268	$264	1.4%
Net margin percentage	59.2%	63.2%	(4.0)	pts.
Total expense and other (income)	$84	$99	(15.0)%
Income before income taxes	$184	$165	11.3%
Provision for income taxes	$39	$38	4.0%
Net income	$144	$127	13.4%
Net income margin	31.9%	30.4%	1.5	pts

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2018, the company delivered revenue of $452 million and net income of $144 million compared to revenue of $418 million and net income of $127 million in the same period of 2017. In the third quarter of 2018, return on equity was 17.1 percent, compared to 15.6 percent in the prior year period.

Total revenue increased $34 million, or 8.3 percent, in the third quarter of 2018 as compared to 2017, driven by increases in financing revenue of $46 million, or 14.2 percent, partially offset by declines in operating lease revenue of $11 million, or 11.5 percent. The increase in financing revenue was driven primarily by an increase in commercial financing average assets and yields. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period. The decline in operating lease revenue was driven by lower originations and asset sales to third parties in the prior year.

From a segment perspective, Client Financing revenue of $307 million in the third quarter of 2018 declined 0.5 percent as compared to the prior year. The decline was driven by lower operating lease revenues. Commercial Financing revenue of $145 million in the third quarter of 2018 increased 33.2 percent as compared to the third quarter of 2017. The increase in revenue was driven by increases in average financing assets and increases in yields.

From a geographic perspective, Americas revenue of $263 million in the third quarter increased 15.7 percent when compared to the prior year period. Asia Pacific revenue of $74 million was flat, and EMEA revenue of $115 million declined 1.1 percent when compared to the third quarter of 2017.

In the third quarter of 2018, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $268 million, an increase of 1.4 percent, when compared to the same period in 2017. Increases in revenues and declines in depreciation expense of $9 million, or 15.3 percent, were partially offset by increased financing costs of $40 million, or 41.7 percent, when compared to the same period in the prior year. The increase in financing cost was due to an increase in interest rates and an increase in the average debt balance when compared to the same period in 2017. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 59.2 percent in the third quarter of 2018 decreased 4.0 points as compared to the net margin percentage in the same period in 2017.

Management Discussion – (continued)

Total expense and other (income) of $84 million in the third quarter of 2018 decreased $15 million, or 15.0 percent, compared to the same period in 2017. The year-to-year decline was driven by lower provisions for credit losses and a reduction in selling, general and administrative expenses.

Pre-tax income of $184 million in the third quarter of 2018 increased 11.3 percent as compared to the third quarter of 2017. The increase in 2018 was primarily driven by lower provisions for credit losses. The pre-tax income margin in the third quarter of 2018 of 40.6 percent increased on a year-to-year basis by 1.1 points.

The effective tax rate was 21.5 percent in the third quarter of 2018, a decrease of 1.5 points compared to the third quarter of 2017, driven by a more favorable geographic mix of pre-tax earnings and a lower U.S. income tax rate.

Net income of $144 million increased $17 million, or 13.4 percent, in the third quarter of 2018 as compared to the same period in 2017. In the third quarter of 2018, net income margin was 31.9 percent, an increase of 1.5 points on a year-to-year basis.

Return on equity was 17.1 percent in the third quarter of 2018, an increase of 1.6 points when compared to the prior year period, driven by increases in net income, partially offset by a higher average equity balance.

The company generated $283 million in cash flow from operating activities in the third quarter of 2018, an increase of $139 million when compared to the third quarter of 2017. Net cash provided by investing activities of $72 million in the third quarter of 2018 was lower by $357 million when compared to the prior year period, primarily driven by an increase in the investment of excess cash with IBM. Net cash used for financing activities of $471 million in the third quarter of 2018 was essentially flat when compared to the third quarter of 2017.

Financial Results Summary - Nine Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2018	2017	Change
Revenue	$1,334	$1,274	4.7%
Net margin	$827	$829	(0.3)%
Net margin percentage	62.0%	65.1%	(3.1)	pts.
Total expense and other (income)	$305	$341	(10.7)%
Income before income taxes	$522	$488	7.0%
Provision for income taxes	$112	$112	0.0%
Net income	$410	$376	9.1%
Net income margin	30.7%	29.5%	1.2	pts

			Yr.-to-Date
	At September 30,	At December 31,	Percent
(Dollars in millions)	2018	2017	Change
Assets	$36,694	$39,516	(7.1)%
Liabilities	$33,334	$35,954	(7.3)%
Member’s interest	$3,360	$3,562	(5.7)%

Debt-to-Equity

	At September 30,	At December 31,
	2018	2017
Debt-to-Equity Ratio *	8.9x	8.6x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Management Discussion – (continued)

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Net income	$144	$127	$410	$376
Annualized net income (1)	576	508	546	501
Average equity (2) *	3,364	3,264	3,398	3,329
Return on equity (1)/(2)	17.1%	15.6%	16.1%	15.1%

*Average of the ending member’s interest for the last two quarters and four quarters, for the three and nine months ended September 30, respectively.

Financial Performance Summary — Nine Months Ended September 30:

In the first nine months of 2018, the company delivered revenue of $1,334 million and net income of $410 million. In the first nine months of 2017, the company had revenue of $1,274 million and net income of $376 million. In the first nine months of 2018 and 2017, return on equity was 16.1 percent and 15.1 percent, respectively.

Total revenue increased $60 million, or 4.7 percent, in the first nine months of 2018 as compared to 2017, driven by increases in financing revenue of $98 million, or 9.9 percent, partially offset by declines in operating lease revenue of $38 million, or 13.3 percent. The increase in financing revenue was driven by an increase in commercial financing average assets and increased yields. The decline in operating lease revenue was driven by lower originations and asset sales to third parties in the prior year.

From a segment perspective, Client Financing revenue of $913 million in the first nine months of 2018 declined 3.4 percent as compared to the prior year. The decline was driven by lower operating lease revenues. Commercial Financing revenue of $421 million in the first nine months of 2018 increased 27.9 percent as compared to the first nine months of 2017. The increase in revenue was driven by increases in average financing assets and increases in yields.

From a geographic perspective, revenue in the first nine months of 2018 increased across all three geographies, as compared to the same period in 2017. Americas revenue of $756 million increased 7.8 percent, EMEA revenue of $353 million increased 1.2 percent and Asia Pacific revenue of $225 million increased 0.3 percent.

Net margin in the first nine months of 2018 was $827 million, a decline of 0.3 percent when compared to the same period in 2017. Increases in financing cost of $95 million, or 35.7 percent, were partially offset by increases in revenue and declines in depreciation expense of $33 million, or 18.4 percent, when compared to the same period in the prior year. The increase in financing cost was due to higher interest rates and a higher average debt balance compared to the same period in 2017. The decline in depreciation expense was driven by lower average operating lease asset balances. The net margin of 62.0 percent in the first nine months of 2018 decreased 3.1 points as compared to the net margin in the same period in 2017.

Total expense and other (income) of $305 million in the first nine months of 2018 decreased $37 million, or 10.7 percent, compared to the same period in 2017. The year-to-year decline was driven by lower net losses from derivatives and foreign currency transactions and increased profits on sales of equipment returned from lease, partially offset by higher provisions for credit losses.

Pre-tax income of $522 million in the first nine months of 2018 increased 7.0 percent as compared to the first nine months of 2017. The increase in 2018 was primarily driven by an increase in other income. The pre-tax income margin in the first nine months of 2018 of 39.1 percent increased on a year-to-year basis by 0.8 points.

The effective tax rate was 21.5 percent in the first nine months of 2018, a decrease of 1.5 points compared to the first nine months of 2017, driven by a more favorable geographic mix of pre-tax earnings and a lower U.S. income tax rate, partially offset by the first-half 2018 provisional net tax charge related to U.S. tax reform enactment.

Management Discussion – (continued)

Net income of $410 million increased 9.1 percent, in the first nine months of 2018 as compared to the same period in 2017. In the first nine months of 2018, net income margin of 30.7 percent increased 1.2 points on a year-to-year basis.

Return on equity of 16.1 percent increased 1.0 point in the first nine months of 2018 driven by increases in net income which were partially offset by a higher average equity balance year-to-year.

Total assets of $36,694 million at September 30, 2018 declined $2,822 million from December 31, 2017, driven primarily by a decline in total net financing receivables of $3,726 million and declines in cash and cash equivalents of $719 million. These declines were partially offset by an increase in other receivables from IBM of $1,525 million due to increased investment of excess cash with IBM.

The company generated $812 million in cash flow from operating activities in the first nine months of 2018, an increase of $205 million when compared to the first nine months of 2017. Net cash used by investing activities was $853 million for the nine months ended September 30, 2018, an increase of $827 million when compared to the same period in 2017. The increase was primarily driven by higher levels of financing originations in the current year. Net cash used in financing activities was $661 million for the nine months ended September 30, 2018, an increase of $157 million when compared to the prior year period, driven primarily by lower net debt issuances.

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the third quarter and first nine months of 2018 versus the third quarter and first nine months of 2017. The table below presents each reportable segment’s revenue and net margin results.

			Yr.-to-Yr.				Yr.-to-Yr.
	Three Months Ended		Percent/		Nine Months Ended		Percent/
	September 30,		Margin		September 30,		Margin
(Dollars in millions)	2018	2017	Change		2018	2017	Change
Client Financing
Revenue	$307	$309	(0.5)%		$913	$945	(3.4)%
Net margin	166	184	(9.7)%		525	582	(9.9)%
Net margin percentage	54.1%	59.6%	(5.5)	pts.	57.5%	61.6%	(4.1)	pts.
Pre-tax income	$124	$123	0.8%		$354	$363	(2.6)%
Pre-tax margin	40.5%	39.9%	0.5	pts.	38.8%	38.5%	0.3	pts.
Commercial Financing
Revenue	$145	$109	33.2%		$421	$330	27.9%
Net margin	101	80	27.0%		302	247	22.3%
Net margin percentage	69.9%	73.3%	(3.4)	pts.	71.7%	74.9%	(3.3)	pts.
Pre-tax income	$59	$42	42.2%		$168	$125	34.9%
Pre-tax margin	40.9%	38.3%	2.6	pts.	39.9%	37.8%	2.1	pts.
Total Segments
Revenue	$452	$418	8.3%		$1,334	$1,274	4.7%
Net margin	268	264	1.4%		827	829	(0.3)%
Net margin percentage	59.2%	63.2%	(4.0)	pts.	62.0%	65.1%	(3.1)	pts.
Pre-tax income	$184	$165	11.3%		$522	$488	7.0%
Pre-tax margin	40.6%	39.5%	1.1	pts.	39.1%	38.3%	0.8	pts.

Management Discussion – (continued)

Client Financing

Client Financing revenue of $307 million in the third quarter of 2018 decreased $2 million, or 0.5 percent, as compared to the same period in 2017. For the first nine months of 2018, Client Financing revenue decreased $32 million, or 3.4 percent, as compared to the same period in 2017. In both periods the decrease was driven by operating lease revenue which declined $11 million and $38 million respectively for the first three and nine months of 2018 on a year-to-year basis.

Net margin decreased $18 million, or 9.7 percent and decreased $58 million, or 9.9 percent as compared to the prior year period, for the three and nine month periods ended, respectively. The decreases were primarily driven by increases in interest expense of $25 million and $58 million for the three and nine month periods, respectively. The increases in interest expense were due to rising interest rates and higher debt levels in support of a larger asset base in 2018 when compared to the prior year.

Pre-tax income in the third quarter of 2018 increased $1 million, or 0.8 percent, as compared to the same period in 2017. Lower expense allocations and provisions for credit losses were offset by declines in net margin when compared to the prior year. For the nine months ended September 30, 2018, pre-tax income declined $9 million, or 2.6 percent, when compared to the prior year period. The decline was driven by an increase in interest expense and higher provisions for credit losses of $16 million, partially offset by higher income from sales of equipment returned from lease of $22 million and lower levels of expense allocations.

Commercial Financing

Commercial Financing revenue of $145 million and $421 million in the three and nine month periods ended 2018 increased $36 million, or 33.2 percent, and $92 million, or 27.9 percent, respectively, when compared to the same periods of 2017. The revenue growth in both periods was driven by increases in average financing receivable assets due to increased volumes, primarily with existing OEM suppliers.

Net margin in the third quarter of 2018 increased $22 million, or 27.0 percent, as compared to the same period in 2017. The increase was primarily driven by the growth in revenue, partially offset by an increase in interest expense of $15 million. For the first nine months of 2018, net margin increased $55 million, or 22.3 percent, as compared to the same period in 2017.

Pre-tax income in the third quarter of 2018 increased $18 million, or 42.2 percent, as compared to the same period in 2017. For the first nine months of 2018, pre-tax income increased $44 million, or 34.9 percent, as compared to the same period in 2017. The year-to-year increase in both periods was driven by higher net margin due to increases in average financing receivable asset balances.

Geographic Revenue

The following provides revenue performance by geography.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2018	2017	Change
Revenue	$452	$418	8.3%
Geographies
Americas	$263	$227	15.7%
Europe/Middle East/Africa (EMEA)	115	116	(1.1)
Asia Pacific	74	74	0.0

Management Discussion – (continued)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2018	2017	Change
Revenue	$1,334	$1,274	4.7%
Geographies
Americas	$756	$701	7.8%
Europe/Middle East/Africa (EMEA)	353	349	1.2
Asia Pacific	225	224	0.3

Total revenue of $452 million increased $34 million, or 8.3 percent, in the third quarter of 2018 compared to the same period in 2017, primarily driven by the Americas.

Americas revenue of $263 million increased $36 million, or 15.7 percent, in the third quarter of 2018 compared to the same period in 2017. Increased financing revenue of $44 million was driven by improvements in both the client and commercial segments. These improvements were offset by operating lease revenue declines of $8 million when compared to the prior year period.

EMEA revenue of $115 million decreased $1 million, or 1.1 percent, in the third quarter of 2018 compared to the same period in 2017. Operating lease declines of $3 million were partially offset by increased financing revenues of $1 million, when compared to the third quarter of 2017.

Asia Pacific revenue of $74 million was flat in the third quarter of 2018 when compared to the same period in 2017. Increases of $4 million from commercial financing were offset by declines in sales-type lease revenues of $3 million when compared to the prior year period.

Total revenue of $1,334 million increased $60 million, or 4.7 percent, in the first nine months of 2018 compared to the same period in 2017, with increases across all geographies.

Americas revenue of $756 million increased $55 million, or 7.8 percent, in the first nine months of 2018 compared to the first nine months of the prior year, primarily driven by an increase in financing revenue of $84 million, partially offset by declines in operating leases. EMEA revenue of $353 million increased $4 million, or 1.2 percent, driven by increases in financing revenue of $7 million. Asia Pacific revenue of $225 million increased $1 million, or 0.3 percent.

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2018	2017	Change
Total expense and other (income)
Selling, general and administrative	$89	$94	(5.2)%
Provisions for/(benefits from) credit losses	(10)	2	NM
Other (income) and expense	5	3	83.6
Total expense and other (income)	$84	$99	(15.0)%
Total expense-to-revenue ratio	18.6%	23.7%	(5.1)	pts.

NM - Not Meaningful

Management Discussion – (continued)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2018	2017	Change
Total expense and other (income)
Selling, general and administrative	$292	$303	(3.7)%
Provisions for credit losses	24	11	123.7
Other (income) and expense	(11)	28	NM
Total expense and other (income)	$305	$341	(10.7)%
Total expense-to-revenue ratio	22.8%	26.8%	(3.9)	pts.

NM - Not Meaningful

Total expense and other (income) of $84 million decreased $15 million, or 15.0 percent, in the third quarter of 2018 as compared to the same period in 2017. For the nine months ended September 30, 2018, total expense and other (income) of $305 million decreased $37 million, or 10.7 percent, as compared to the prior year period. For additional information regarding total expense and other (income), see the following analysis by category.

Selling, General and Administrative

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$32	$37	(13.5)%
Contracted services	4	4	15.6
Functional support services and other related party expenses	53	54	(0.9)
Total selling, general and administrative expense	$89	$94	(5.2)%

Selling, General and Administrative

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$115	$108	6.6%
Contracted services	13	23	(40.8)
Functional support services and other related party expenses	163	173	(5.3)
Total selling, general and administrative expense	$292	$303	(3.7)%

SG&A expense decreased $5 million, or 5.2 percent, in the third quarter of 2018 as compared to the third quarter of 2017.  Other SG&A improved $5 million while contracted services and functional support services and other related party expenses were essentially flat for the third quarter when compared to the prior year period. SG&A expense decreased $11 million, or 3.7 percent, in the first nine months of 2018 as compared to the prior year period, driven by lower contracted services expenses and functional support services expenses charged by IBM, partially offset by increases in compensation expense. The decline in contracted services expense is driven by higher charges in the prior year relating to the establishment of IBM Credit LLC. For additional information on functional support services, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses decreased $12 million in the third quarter of 2018 when compared to the third quarter of 2017, due primarily to lower unallocated reserve requirements in the Americas and EMEA in the current year.

Management Discussion – (continued)

Provisions for credit losses increased $13 million in the first nine months of 2018 when compared to the prior year period primarily due to higher specific reserve requirements in the Americas and EMEA in the current year. For additional information on provisions for credit losses, see note 4, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$1	$1	(24.0)%
(Gains)/losses on derivative instruments	0	4	(98.8)
(Gains)/losses on sale of equipment upon lease termination	(14)	(12)	14.2
Other expense and (income)	18	10	76.4
Total other (income) and expense	$5	$3	83.6%

Other (Income) and Expense

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$8	$(211)	NM	%
(Gains)/losses on derivative instruments	(7)	245	NM
(Gains)/losses on sale of equipment upon lease termination	(61)	(40)	54.6
Other expense and (income)	49	34	44.9
Total other (income) and expense	$(11)	$28	NM	%

NM - Not Meaningful

Other (income) and expense was $5 million of expense in the third quarter of 2018, an increase of $2 million when compared to the same period of 2017. Other expenses increased by $8 million in third quarter of 2018 and were partially offset by lower losses on derivative instruments of $4 million when compared to the prior year. Other (income) and expense was $11 million of income in the first nine months of 2018 as compared to $28 million of expense in the same period of 2017. Other (income) and expense in the first nine months of 2018 includes gains on derivative instruments of $7 million, offset by foreign currency transaction losses of $8 million. The losses on derivative instruments of $245 million in the prior year period were offset by gains from foreign currency transactions of $211 million. For additional information on currency impacts and derivative instruments, see note 3, “Financial Instruments,” to the Consolidated Financial Statements.

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

Management Discussion – (continued)

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

The company has not completed its assessment and the net tax benefit remains provisional as of September 30, 2018. Any changes to the net tax benefit will be finalized in the fourth quarter of 2018 which is within the 12 month time limit provided by the SEC.

For the three months ended September 30, 2018, the company reported a provision for income taxes of $39 million and an effective tax rate of 21.5 percent, compared to a provision of $38 million and an effective tax rate of 23.0 percent for the three months ended September 30, 2017. For the nine-month period ended September 30, 2018, the company reported a provision for income taxes of $112 million and an effective tax rate of 21.5 percent compared to a provision of $112 million and an effective tax rate of 23.0 percent for the same period in 2017. The change in the effective tax rates for both periods was primarily attributable to the geographic mix of pre-tax earnings and the lower U.S. corporate income tax rate.

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

The amount of unrecognized tax benefits at September 30, 2018 of $1 million was unchanged from December 31, 2017.

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

Management Discussion – (continued)

additional information relating to financing activities with IBM, see note 8, “Relationship with IBM and Related Party Transactions.”

Total assets of $36,694 million at September 30, 2018 declined $2,822 million (including a decrease of $691 million from currency) as compared to year-end 2017, primarily driven by:

•

A decline in total financing receivables of $3,726 million (including a decrease of $592 million from currency), primarily driven by a decline in Commercial Financing receivables of $2,103 million and a decline in Client Financing loans and installment payment receivables of $849 million. These declines are seasonal, resulting from collections of higher year-end balances, and

•	A decline of $719 million in cash and cash equivalents (including a decrease of $17 million from currency); partially offset by
•

An increase in other receivables from IBM of $1,525 million (including a decrease of $54 million from currency), predominantly due to increased cash invested with IBM of $1,628 million. For additional information relating to other receivables from IBM originating from excess cash invested with IBM, see note 8, “Relationship with IBM and Related Party Transactions.”

At September 30, 2018, substantially all client and commercial financing assets were IT related assets with no direct exposure to consumers. Approximately 55 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 15 points to 70 percent.

Total liabilities of $33,334 million at September 30, 2018 decreased $2,620 million (including a decrease of $443 million from currency), as compared to year-end 2017, primarily driven by:

•

A decline in accounts payable to IBM of $1,760 million (including a decrease of $22 million from currency) and a decline in accounts payable to third-parties of $260 million (including a decrease of $20 million from currency), both of which were primarily driven by settlement of fourth-quarter 2017 originations, and

•

A decrease in total debt of $603 million (including a decrease of $386 million from currency), including an increase in debt with third parties of $2,150 million and a decrease in debt payable to IBM of $2,753 million.

Total member’s interest of $3,360 million at September 30, 2018 decreased $202 million as compared to year-end 2017, primarily driven by:

•	Cash distributions to IBM of $620 million, and
•	Foreign currency translation declines of $146 million; partially offset by
•	Net income for the first nine months of 2018 of $410 million, and
•	Capital contributions from IBM of $148 million.

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

Management Discussion – (continued)

The Client Financing origination values presented below exclude the company’s loans to IBM’s Technology Services & Cloud Platforms segment, which are executed under a loan facility and are not considered originations.

Originations

	Three Months Ended		Yr.-to-Yr.	Nine Months Ended		Yr.-to-Yr.
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Client Financing	$3,126	$3,110	0.5%	$9,798	$8,277	18.4%
Commercial Financing	16,571	15,497	6.9%	50,587	43,951	15.1%
Total originations	$19,697	$18,608	5.9%	$60,385	$52,229	15.6%

In the third quarter of 2018, the company originated $3,126 million of Client Financing receivables as compared to $3,110 million in the third quarter of 2017. The company originated $9,798 million of Client Financing receivables in the first nine months of 2018 as compared to $8,277 million in the first nine months of 2017. The increases of $16 million and $1,521 million in the third quarter and first nine months, respectively, as compared to the same periods in the prior year, were driven by higher installment payment plan originations for IBM services and continuing strong lease volumes due to client migration to the IBM z14 mainframe.

In the third quarter of 2018, the company originated $16,571 million of Commercial Financing receivables as compared to $15,497 million in the third quarter of 2017. The company originated $50,587 million of Commercial Financing receivables in the first nine months of 2018 as compared to $43,951 million in the first nine months of 2017. The increases of $1,074 million and $6,635 million in the third quarter and first nine months, respectively, as compared to the same periods in the prior year, were driven by higher OEM IT originations primarily with existing OEM suppliers.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Client Financing	2018	2017	Change
Financing receivables, net	$13,629	$14,939	(8.8)%
Equipment under operating leases, net	425	401	5.9
Financing receivables from IBM	3,779	3,743	1.0
Receivables participated from IBM, net	3,730	3,798	(1.8)
Total assets	$21,562	$22,880	(5.8)%

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Commercial Financing	2018	2017	Change
Financing receivables, net	$9,023	$11,127	(18.9)%
Receivables purchased from IBM, net	1,160	1,441	(19.5)
Total assets	$10,184	$12,568	(19.0)%

The decrease in Client Financing assets of $1,318 million at September 30, 2018 as compared to December 31, 2017 was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The decrease in Commercial Financing assets of $2,384 million at September 30, 2018 as compared to December 31, 2017 was driven by cash collections exceeding new originations, primarily due to declines from higher year-end balances.

The company’s receivables portfolio at September 30, 2018 represented the following industry profile: Financial (32 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

Management Discussion – (continued)

The company’s receivables portfolio at December 31, 2017 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (13 percent), Services (13 percent), Retail (8 percent), Communications (6 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $29,874 million of total debt at September 30, 2018, as compared to $30,477 million of debt at December 31, 2017.

Financing Receivables and Allowances

The following table presents financing receivables excluding residual values, miscellaneous receivables and loan financing to IBM’s Technology Services & Cloud Platforms segment which the company considers collectable and without third party risk.

	At September 30,	At December 31,
(Dollars in millions)	2018	2017
Recorded investment	$27,221	$30,890
Specific allowance for credit losses	128	107
Unallocated allowance for credit losses	94	106
Total allowance for credit losses	222	213
Net financing receivables	$26,998	$30,677
Allowance for credit losses coverage	0.8%	0.7%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

At January 1, 2018	Additions	Write-offs *	Other **	At September 30, 2018
$213	$24	$(8)	$(7)	$222

*     Represents reserved receivables that were written off during the period.

**   Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at September 30, 2018 was $222 million, or 0.8 percent of gross financing receivables. At December 31, 2017, the allowance for credit losses on financing receivables was $213 million, or 0.7 percent of gross financing receivables. The increase was driven by the 2018 additions of $24 million, primarily due to higher reserve requirements in the Americas and EMEA and a decrease in the gross financing receivables balance when compared to December 31, 2017.

Specific reserves were $128 million at September 30, 2018, an increase of $22 million as compared to year-end 2017, primarily due to additional reserve requirements in the Americas and EMEA.

Unallocated reserves were $94 million at September 30, 2018, a decrease of $12 million as compared to year-end 2017, with lower unallocated reserve requirements in the United States offset by additional unallocated reserve requirements in Brazil.

Bad debt expense was $10 million of income for the three months ended September 30, 2018 as compared to $2 million of expense for the same period in 2017. The year-to-year decrease in expense was driven by lower unallocated reserve requirements in the United States in the current year period. Bad debt expense was $24 million for the nine months ended September 30, 2018 as compared to $11 million for the same period in 2017. The nine-month year-to-year increase of $13 million in bad debt expense was due to higher specific reserve requirements in the Americas and EMEA.

Management Discussion – (continued)

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at September 30, 2018 and December 31, 2017. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2018 and December 31, 2017, is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $55 million and $68 million in the third quarter of 2018 and 2017, respectively, and $205 million and $167 million for the first nine months of 2018 and 2017, respectively. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $54 million and $38 million in the third quarter of 2018 and 2017, respectively. The aggregate incremental asset value of these leases was $155 million and $115 million in the first nine months of 2018 and 2017, respectively. The associated aggregate guaranteed future values at the scheduled end of lease were $4 million and $5 million for the financing transactions originated in the third quarter of 2018 and 2017, respectively, and were $15 million and $12 million for the financing transactions originated in the first nine months of 2018 and 2017, respectively. The cost of guarantees was $0.4 million and $0.5 million in the third quarter of 2018 and 2017, respectively, and $1.5 million and $1.2 million for the first nine months of 2018 and 2017, respectively.

Unguaranteed Residual Value

	At		At	Estimated Run Out of September 30, 2018 Balance
	January 1,		September 30,				2021 and
(Dollars in millions)	2018		2018	2018	2019	2020	Beyond
Direct financing leases	$533		$463	$42	$116	$109	$196
Operating leases	112	*	115	30	28	34	23
Total unguaranteed residual value	$645		$578	$73	$143	$142	$219
Related original amount financed	$10,851		$9,759
Percentage	5.9%		5.9%

*Operating lease residual value at January 1, 2018 was recast to conform with current year methodology.

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access

Management Discussion – (continued)

to capital markets. The debt used to fund the company’s financing assets as of September 30, 2018 was primarily comprised of loans from IBM.

In the company’s 2017 Form 10‑K, there is a discussion of the company’s liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years. The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the nine months ended, or as of, as applicable, September 30, 2018, those amounts are $812 million for net cash provided by operating activities, $1,961 million of cash and cash equivalents and $2,538 million in cash invested with IBM.

In early 2017, the company announced an increase in its target debt-to-equity ratio from 7:1 to 9:1. At September 30, 2018, the debt-to-equity ratio was 8.9 to 1 as compared to 8.6 to 1 at December 31, 2017 and 8.9 to 1 at September 30, 2017. See the discussion on page 49 regarding the company’s debt-to-equity ratio.

In the first quarter of 2018, the company issued fixed and floating rate debt securities totaling $2 billion. In the second quarter of 2018, IBM made a cash contribution to the company in the amount of $145 million. During the first nine months of 2018, the company has made cash distributions to IBM, including a return of profit, of $620 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of September 30, 2018, there was $1,996 million of commercial paper outstanding.

The company entered into two committed credit facilities in 2017, a $2.5 billion 364‑Day Credit Agreement and a $2.5 billion Three-Year Credit Agreement. On July 19, 2018, the company and IBM entered into a new $2.5 billion, 364‑Day Credit Agreement to replace the maturing $2.5 billion, 364‑Day Credit Agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement. The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Credit Agreement is July 20, 2021. The facility size remains unchanged. As of September 30, 2018, the company has no borrowings outstanding against these Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2018 appear in the table below. The ratings remain unchanged from December 31, 2017. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A+	A1	A+
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments”, to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risks” in the company’s 2017 Form 10‑K filed with the SEC.

Management Discussion – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the nine months ended September 30:	2018	2017
Net cash provided by operating activities	$812	$607
Net cash used in investing activities	(853)	(26)
Net cash used in financing activities	(661)	(504)

At September 30:	2018	2017
Cash and cash equivalents	$1,961	$1,892
Cash invested with IBM, available on-demand (1)	2,538	1,869
Committed credit facilities	5,000	5,000

(1)

Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 8, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Net cash provided by operating activities in the first nine months of 2018 increased by $205 million as compared to the first nine months of 2017 driven by the following factors:

•	Lower net cash income tax payments of $250 million, partially offset by
•	Lower foreign currency transaction gains within net income of $220 million when compared to the prior year period.

Net cash used in investing activities in the first nine months of 2018 increased by $827 million as compared to the first nine months of 2017 driven by the following factors:

•	Higher net originations of financing receivables of $539 million, and
•	An increase in the investment of excess cash with IBM of $395 million, and
•	Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million; partially offset by
•	Lower cash payments relating to derivative contracts of $279 million.

Net cash used in financing activities in the first nine months of 2018 increased by $157 million as compared to the first nine months of 2017 driven by the following factors:

•	A decrease in net proceeds on total debt of $903 million, offset by
•	A decrease in net cash transfers and distributions to IBM of $748 million.

Management Discussion – (continued)

Debt

	At September 30,	At December 31,
(Dollars in millions)	2018	2017
Short-term debt
Debt	$2,031	$1,568
Debt payable to IBM	12,454	15,159
Total short-term debt	$14,485	$16,727
Long-term debt
Debt	$5,898	$4,211
Debt payable to IBM	9,491	9,539
Total long-term debt	$15,389	$13,750
Total debt	$29,874	$30,477

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $29,874 million at September 30, 2018, a decrease of $603 million from year-end 2017. Total debt payable to IBM was $21,946 million at September 30, 2018, a decrease of $2,753 million from December 31, 2017. Total third-party debt was $7,928 million at September 30, 2018, an increase of $2,150 million from December 31, 2017. The decrease in total debt during the first nine months of 2018 was primarily due to lower funding requirements associated with financing receivables, while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $754 million at September 30, 2018 and $773 million at December 31, 2017.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $135 million and $362 million for the three and nine months ended September 30, 2018, respectively, of which $81 million and $215 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $95 million and $267 million for the three and nine months ended September 30, 2017, respectively, of which $66 million and $201 million was interest expense on debt payable to IBM in each of those periods, respectively.

The increase in interest expense in the third quarter and first nine months of 2018 versus the same periods in 2017 was driven by an increase in interest rates on both internal and external borrowings and an increase in the average debt balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 9, “Borrowings.”

Management Discussion – (continued)

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At September 30,	At December 31,
	2018	2017
Debt-to-Equity Ratio *	8.9x	8.6x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 8.9 to 1 at September 30, 2018, as compared to the debt-to-equity ratio of 8.6 to 1 at December 31, 2017. Total member’s interest of $3,360 million declined by $202 million, or 5.7 percent, while debt of $29,874 million decreased $603 million, or 2.0 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit, driving operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In the first nine months of 2018, the company issued third-party debt and made distributions to IBM including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

The company’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. As a captive financier, the company’s financing assets result primarily from the financing of IBM products and services, but also include OEM IT products and services to meet the total financing requirements of the company’s and IBM’s clients. Moving forward, the company plans to increase its focus on IBM IT products and services, which will likely result in a decrease of its OEM IT financing assets over time. Substantially all financing assets are IT related assets which provide a stable base of business. The company’s financing offerings are competitive and available to clients as a result of factors including the company’s borrowing cost, financing incentive programs and access to the capital market.

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

Management Discussion – (continued)

The company’s geographically diverse client base, product and client knowledge, and strategy to substantially match fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10‑Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10‑K filed on March 1, 2018 with the U.S. Securities and Exchange Commission (SEC) or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 10, “Contingencies,” on page 31 of this Form 10‑Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

12	Statement re: computation of ratios.

31.1	Certification by principal executive officer pursuant to Rule 13‑A‑14(a) or 15‑D‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A‑14(1) or 15D‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

Date:	November 1, 2018

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance