Form 10-K
period 2018-12-31
IBM CREDIT LLC
filed 2019-02-27
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I

Item 1. Business.

Overview

IBM Credit LLC (IBM Credit or the company), a Delaware limited liability company, is an indirect, wholly owned subsidiary of International Business Machines Corporation (IBM). All of the limited liability company interests in IBM Credit are owned by IBM GF International Holdings LLC, a Delaware limited liability company (the Member), which is also an indirect, wholly owned subsidiary of IBM. IBM Credit is engaged in providing financing solutions for information technology (IT) hardware, software and services.

IBM Credit was originally established as a subsidiary of IBM to provide financing solutions and remanufacturing and remarketing operations, in each case primarily for IBM products sold in the United States. Today, the company maintains a global organizational structure aligned with its operating segments, Client Financing and Commercial Financing. Client Financing primarily provides financing to end-user clients, which consist primarily of large, medium-sized and small corporations and other businesses, for their purchase of IBM products and services and original equipment manufacturers’ (OEM) IT products and services, in each case in order to finance clients’ total solution requirements. Client Financing also provides loans to IBM to finance the acquisition of IT assets used in client services contracts. The company believes the financing arrangements are predominantly for products and services that are critical to the end-user clients’ business operations. Commercial Financing provides working capital financing to suppliers, distributors, and resellers of IBM and OEM IT products and services. For information regarding the company’s operations by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note M, “Segment Information,” to the Consolidated Financial Statements.

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

In 2016, IGF established new entities to separate certain assets and liabilities related to IBM Credit’s financing business from IBM in the majority of countries where IGF operates. In most countries in which IBM Credit’s financing business was operated as a division of the IBM legal entity, a subsidiary was formed that acquired the assets and liabilities related to the financing business from the existing IBM legal entity. The remanufacturing and remarketing business and related assets and liabilities remained in the existing IBM legal entity. In the few countries where the financing business was not considered material to IBM Credit on a consolidated basis, such operations remained in the existing IBM legal entity. These countries’ operating results are not reported as part of IBM Credit. In countries in which the financing business already operated in a separate legal entity and included the remanufacturing and remarketing business, such legal entity was transferred to IBM Credit. In connection with each such transfer, the legal entity divested its assets and liabilities related to the remanufacturing and remarketing business to IBM prior to its transfer to IBM Credit. In 2017, IBM Credit directly or indirectly acquired all of the foreign legal entities that operate the financing business, as referenced above, as part of a strategy to drive operational benefits by consolidating the financing business under IBM Credit.

Item 1. Business – (continued)

The company divested its remanufacturing and remarketing business in the U.S. to IBM in 2016 to leverage IBM’s experience in product manufacturing, distribution, sales and service of IT equipment. The company concluded that the divestiture of the U.S. remanufacturing and remarketing business represented a significant strategic shift in the company’s operations and would have a material effect on its future financial results. As a result, the U.S. remanufacturing and remarketing business results are presented as discontinued operations for the historical periods included in the Consolidated Financial Statements. The foreign remanufacturing and remarketing business was divested by the foreign affiliates prior to the company acquiring the foreign affiliates, and is therefore not included in the company’s Consolidated Financial Statements. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

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

•

IBM Total Solution Offerings that include Financing: For certain IBM offerings, IBM Credit’s financing contract is bundled with IBM’s product and service contract to create a combined periodic payment schedule for the entire offering (Total Solution Offering). For Total Solution Offerings, the financing and non-financing amounts due are provided in a single, combined periodic invoice for the IBM end-user client, such that each amount due to IBM Credit for the financing payment is collected by IBM along with the amounts due to IBM for the non-financing items. In these cases, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides

Item 1. Business – (continued)

the end-user client with the financing. IBM Credit acquires a participation interest from IBM that represents the financing portion of such payments and assumes the associated credit risk of IBM’s end-user client from IBM. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

•

Other Financing to IBM: In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets used in its external, revenue-producing client services contracts. The loan portfolio balance is renewed and repriced periodically with a net settlement for advances on new equipment acquisitions or repayments of principal on prior acquisitions.

Client Financing solutions are typically marketed and sold by IBM Credit employees, primarily in cooperation with IBM and business partner sales teams during the product and services sales cycle. Client Financing solutions are generally offered at market rates that are competitive with what individual clients could obtain from other lenders. Client Financing solutions may also be offered at discounted rates, resulting from financing incentives provided by IBM, business partners or OEM IT providers through various financing incentive programs, allowing IBM Credit to realize a market yield. For additional information, see the “Financing Incentive Programs” section.

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

In 2019, the company will wind down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. This wind-down will start in the second quarter and is expected to conclude by fourth-quarter 2019, as the receivables are collected in the normal course of business. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Item 1. Business – (continued)

Financial Regulation and Supervision

IBM Credit’s operations are subject to financial regulation, including licensing requirements and supervision, within and outside the U.S. Although IBM Credit operates in all 50 states and in certain U.S. territories, the company is only required to be licensed for the type of financing it provides in a very limited number of states or territories. The company believes it is in material compliance with all licensing requirements in these states and territories. None of the company’s lender licenses are consumer finance licenses, as the company does not extend credit to consumers. In certain of these jurisdictions, as a result of being licensed as a non-bank lender, the company is or may be subject to compliance examinations, audits or information requests, including with respect to client complaints, by the relevant licensing agency. With respect to the type of commercial financing activities conducted by IBM Credit, state and local laws in the U.S. generally regulate debt collection practices and creditors’ rights, establish maximum interest rates and other charges and prohibit discrimination in the extension of credit and related activities.

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

Item 1. Business – (continued)

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

The volume of financing incentive programs sponsored by IBM and OEM IT suppliers, and the split of those programs between leases and loans, may vary over time depending upon the marketing strategies of the respective supplier.

Client Services

Once a financing arrangement is in place, the company provides its clients with timely direct settlement of financial obligations with such clients’ suppliers. The company provides account management and client service and support throughout the financing relationship, including reminders for payment, processing of payments and handling of client billing questions. The company also provides end-of-lease options, including purchase, extension or return of leased equipment.

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

Item 1. Business – (continued)

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

Borrowing Relationship

The company has credit facilities with IBM that allow the company to obtain short-term and long-term funding on an as-needed basis and the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans under these credit facilities are set forth in standard intercompany loan agreements, which include standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). The specific terms of any individual loan, including the interest rate and term applicable to each loan, are set forth in a loan confirmation statement that is issued at the time of each individual borrowing under the applicable credit facility. IBM Credit is entitled to prepay loans issued under these credit facilities from time to time, subject to payment of any agreed penalty or premium. Loans with IBM under such agreements are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on these borrowings from IBM is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note G, “Borrowings,” to the Consolidated Financial Statements.

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

Item 1. Business – (continued)

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

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension, post-retirement benefits) are limited to service costs. The company is charged by IBM using an allocation method based on the number of employees. Contributions and any other types of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the company participates in plans that are accounted for as multiple-employer plans. For these plans, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. For additional information, see note L, “Retirement-Related Benefits,” to the Consolidated Financial Statements.

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

The company also invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a tax sharing agreement for any operations included in an IBM consolidated tax return (Tax Sharing Agreement). Pursuant to the Tax Sharing Agreement, IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

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

Employees and Related Workforce

At December 31, 2018, IBM Credit and its subsidiary companies employed approximately 2,500 people globally.

Item 1. Business – (continued)

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

Available Information

IBM Credit files reports with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, IBM’s website (www.ibm.com/investor) contains a significant amount of information about IBM Credit, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. These materials are also available free of charge on or through IBM’s website.

Forward-looking and Cautionary Statements

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the SEC and in materials delivered to lenders and in press releases. In addition, the company’s and IBM representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A, “Risk Factors” in this Form 10-K are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

Item 1A. Risk Factors.

The Company’s Financial Condition is in Large Part Dependent upon IBM: A significant portion of IBM Credit’s financing business consists of financing associated with the sale of IBM’s products and services. Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. Participation rates reflect the propensity of IBM’s clients to finance their transactions through IBM Credit in lieu of paying IBM up-front cash or financing through a third party. As discussed on page 7 under “Financing Incentive Programs,” IBM Credit participates in certain marketing programs in conjunction with IBM that allow the company to offer financing to end-user clients, which provides IBM Credit with a competitive advantage in financing IBM’s offerings. Any change in these marketing programs or IBM’s distribution methods, or any reduction in the company’s ability to offer competitively priced financing to IBM end-user clients, could reduce the company’s participation rates in IBM’s product and service offerings, which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the company. IBM also provides IBM Credit with other types of operational and administrative support, which are integral to the conduct of the company’s business. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. Any changes in the levels of support from IBM could also negatively impact the company’s results. Further, if there were significant changes in IBM’s liquidity or capital position, the quality of IBM’s offerings, transfers of ownership of IBM’s products or services, or other factors impacting IBM or its products, such changes could significantly affect IBM Credit’s financial condition and results of operations. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if IBM does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. If negative perceptions tarnish IBM’s or IBM Credit’s brand image and reputation, IBM Credit’s ability to attract and retain customers and talent could be impacted. The success of IBM’s business and operations and demand for IBM products and services are subject to a number of risks, including, among others:

•	IBM’s ability to reach its growth and productivity objectives under its long-term business strategy;
•	IBM’s ability to continue its cutting-edge innovation and ability to commercialize such innovations;
•	Risks from IBM’s investments in key strategic areas to drive revenue growth and market share;
•	IBM’s relationship with its critical suppliers;
•	Quality issues with IBM products;
•	IBM’s reliance on third party distribution channels and ecosystems; and
•	Risks from IBM’s acquisitions, alliances and dispositions, including integration challenges.

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

Technology Sector Innovation Initiatives Could Impact Clients’ Propensity to Enter into Financing Arrangements: As IBM and other suppliers of technology transform their offerings and enter new market segments, some new offerings and delivery models may be less conducive to traditional financing than the historical offerings. While the company

Item 1A. Risk Factors – (continued)

makes efforts to adapt IBM Credit’s financing business and offerings to these changes, the company may not be successful and this could have negative impacts on the company’s financial results and long-term success.

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

The Company’s Financial Performance Could be Impacted by Its Ability to Collect Receivables in a Timely Manner and Result in Incurring Potential Unexpected Credit Losses: Changes in the concentration of credit and the credit risk of IBM Credit’s clients can be impacted by global, country, industry and client specific economic conditions, which in turn may impact clients’ working capital and their ability to make scheduled payments on the company’s financing receivables. In addition, client allegations and disputes regarding product quality, service delivery concerns, amounts due to the company under Total Solution Offerings or other circumstances unique to the clients, may cause them to delay scheduled payments when due. IBM Credit’s ability to collect receivables and generate sufficient cash to meet its business obligations, including servicing its debt, can have a significant impact on the company’s business operations.

Additionally, the company’s client base includes a variety of enterprises, from small and medium businesses to the world’s largest organizations and governmental entities. The company performs ongoing credit evaluations of its clients’ financial conditions. These credit evaluations rely in part on third party information, including information provided by the company’s clients, and may not successfully detect and prevent fraud or misconduct by the company’s end-user clients or other third parties. Any such fraud or misconduct could have a significant impact on the company’s ability to collect receivables. If the company becomes aware of information related to the creditworthiness of a client, or if actual default rates on receivables in the future differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s financial position and results of operations.

Changes to Residual Value Could Adversely Affect the Profitability of the Company’s Lease Transactions: The recorded residual values of lease assets are estimated at the inception of a lease to be the expected fair value of the assets at the end of the lease term. The estimated residual value of leased equipment is based on a number of factors, including historical market sales prices, past remarketing experience, any known significant market or product trends and IBM’s remarketing plans. If residual values significantly decline or are incorrectly estimated, in each case due to economic factors, product quality issues, market or client behavior changes, fraud or misconduct by end-user clients or other third parties, unforeseen technology innovations or any other circumstances, it may lower financing margin and income or result in losses.

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

Item 1A. Risk Factors – (continued)

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

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political and Health Conditions: The company is a global business, so changes in the laws or policies of the countries in which the company operates, or inadequate enforcement of laws or policies, could affect the company’s business and overall results of operations. Substantial revisions that U.S. and foreign governments are undertaking or considering in areas such as the regulation and supervision of financial institutions, including financing and leasing companies, may have an effect on the company’s structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. The company’s results of operations could also be affected by economic and political changes around the world and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and foreign currencies and adverse changes in trade relationships between countries. Further, if the company expands its client base and the scope of its offerings, both within the U.S. and globally, the company may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign financial industry laws and regulations, data privacy requirements, anti-money laundering laws, tax laws, anti-competition regulations, anti-corruption laws, import and trade restrictions and export requirements. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could negatively affect customer demand and the company’s operations. For example, the U.K. referendum to exit from the E.U., commonly referred to as “Brexit”, has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for Brexit.

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology systems, and to fraudulently induce employees, clients and others to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the company includes attempted breaches not only of its own systems, but also those of its clients, contractors, business partners, vendors and other third parties. The systems utilized by the company involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees, clients and others. Successful cybersecurity attacks, breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, client, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other

Item 1A. Risk Factors – (continued)

means; and business delays, service or system disruptions or denial of service. In the event of such actions, the company, its clients, and other third parties could be exposed to potential liability, litigation, and regulatory or other government action, as well as the loss of existing or potential clients, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.

The global regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and may have impacts on the company’s business, including increased risk, cost and expanded compliance obligations. Specifically, the European Union’s Data Protection Regulation and an increased number of data protection laws around the globe could continue to result in increased compliance costs and risks as a result of (i) increased regulatory enforcement of General Data Protection Regulation (GDPR)  and other data protection rules and (ii) the trend of shifting and sharing data processing responsibilities from companies having direct relation with consumers to all companies in the data processing chain. IBM Credit has the ability to leverage IBM’s leading security technologies and solutions, as well as regulatory compliance practices, but as the cybersecurity and corresponding regulatory landscape evolves, the company could incur additional costs, or may also find it necessary to make further significant investments in the future to protect data and infrastructure. Cybersecurity risk to the company and its clients will also depend on factors, such as actions, practices and investments of clients, contractors, business partners, vendors and other third parties.

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a global company with business operations, employees and clients in many countries, the company is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. The company believes that it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. Additional information on legal matters is included in note J,  “Contingencies and Commitments,” to the Consolidated Financial Statements.

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

The Company Could Be Impacted by Its Business with Government Clients: The company’s clients include numerous governmental entities and clients whose primary customers are government-owned entities. Some of the company’s agreements with these clients may be subject to periodic funding approval. Funding reductions or delays could negatively impact public sector demand for IBM’s products and services, and therefore, demand for the company’s financing offerings could be negatively impacted. Also, some agreements may contain provisions allowing the client to

Item 1A. Risk Factors – (continued)

terminate without cause or may provide for higher liability limits for certain losses. In addition, the company could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact the company’s results of operations, financial results and reputation.

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect the company’s reported financial condition. In addition, adopting new accounting standards can also pose challenges to the company. The company’s most critical accounting estimates including the methods used by management to estimate the amount of uncollectible receivables are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. In addition, as discussed in note J, “Contingencies and Commitments,” to the Consolidated Financial Statements, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

IBM Credit’s principal executive offices are located in an office building owned by IBM in Armonk, New York. The company is globally located and conducts its business primarily from IBM leased or IBM owned facilities around the world. IBM charges the company for the use of these facilities based on square footage space usage with no fixed term commitment. For additional information regarding the company’s shared facilities, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Item 3. Legal Proceedings.

See note J, “Contingencies and Commitments,” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IBM Credit is a Delaware limited liability company and an indirect, wholly owned subsidiary of IBM. At December 31, 2018, all limited liability company interests in IBM Credit were owned by the Member, which is also an indirect, wholly owned subsidiary of IBM. The company has no other class of equity securities issued and outstanding. Dividends are declared and paid by IBM Credit as determined by its Board of Managers. The company paid $700 million in cash distributions to IBM during 2018.

Item 6. Selected Financial Data.

IBM Credit has omitted this section pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management Discussion and Analysis of Results of Operations and Financial Condition” (Management Discussion and Analysis) is designed to provide readers with an overview of the business and a narrative on the company’s financial results and certain factors that may affect its future prospects from the perspective of the company’s management. The Management Discussion and Analysis presents an overview of the key performance drivers in 2018.

The Management Discussion and Analysis contains the results of operations for each reportable segment of the business and a discussion of the company’s financial position and cash flows. The summary of key financial information presented within the Management Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Item 1A, “Risk Factors,” and “Forward-Looking and Cautionary Statements” included herein. Other key sections within the Management Discussion and Analysis include: “Liquidity and Capital Resources” and “Looking Forward.”

Overview

IBM Credit generates revenue from the financing activities of its two operating segments, Client Financing and Commercial Financing.

Client Financing generates revenue by providing leases and loan financing to end-user clients and IBM, as well as purchasing installment payment plans, leases, loans and participated receivables from IBM.

Lease and loan contracts between IBM Credit and end-user clients are included in the Consolidated Statement of Financial Position as net financing receivables or equipment under operating leases, and the revenue is included as financing revenue or operating lease revenue in the Consolidated Statement of Earnings.

In certain countries, IBM originates leases, loans and installment payment plans with its end-user clients and IBM Credit acquires the related receivables (and related assets underlying the leases) at a discounted purchase price under certain financing incentive programs. IBM Credit accounts for the acquisition of these receivables as a purchase of receivables. These receivables are included within net financing receivables in the Consolidated Statement of Financial Position. Income is recognized by the company over the term of the financing, and the income is recorded as financing revenue in the Consolidated Statement of Earnings.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the lease, loan or installment payment plan. IBM Credit acquires a participation interest in IBM receivables that represents the financing portion of such transactions and assumes the associated credit risk of the IBM end-user client from IBM. These participation interests are included in the Consolidated Statement of Financial Position as receivables

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

purchased/participated from IBM and the financing income earned from these receivables is included in financing revenue in the Consolidated Statement of Earnings.

In certain countries, the company provides loans to IBM, primarily in support of its Technology Services & Cloud Platforms segment’s acquisition of IT assets used in external, revenue-producing client services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The financing income earned from these receivables is included in financing revenue in the Consolidated Statement of Earnings.

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

Commercial Financing provides working capital financing to suppliers, distributors and resellers of IT products and services where the company generally extends payment terms in the range of 30 to 90 days. A portion of the interest cost may include financing incentives from IBM or providers of OEM IT products and services to cover an interest-free period. Financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the clients, but may be collateralized by inventory or accounts receivable. Commercial Financing also includes factoring, in which IBM Credit purchases the receivable from suppliers, distributors or resellers. These financing transactions are included in the Consolidated Statement of Financial Position as net financing receivables and the financing income is included in financing revenue in the Consolidated Statement of Earnings. Income earned from financing incentives related to Commercial Financing is included in financing revenue in the Consolidated Statement of Earnings and is recognized over the term of the financing.

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

The company allocates interest expense and SG&A expense to each of its operating segments. Interest expense is allocated based on average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

Key drivers of the company’s financial results include the overall health of the economy and its impact on corporate IT budgets, interest rates and originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services, IBM’s product cycles and services offerings and client participation rates. Participation rates reflect the propensity of clients to finance their transaction through the company in lieu of paying the supplier up-front with cash or financing through a third party. The economy can also impact the credit quality of the company’s receivables portfolio and therefore the level of provision for credit losses. Interest rates and the overall economy (including currency fluctuations) can affect both revenue and net margin. Interest rates directly impact the company by increasing or decreasing financing revenue and associated borrowing costs.

On December 31, 2016, the company divested the assets and liabilities of its U.S. remanufacturing and remarketing business to IBM. The operating results of this business are reported as discontinued operations in the Consolidated Financial Statements for 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

On December 22, 2017, the Tax Cuts and Jobs Act (U.S. tax reform) was enacted in the U.S. This resulted in the company recording a benefit of $162 million in the fourth quarter of 2017. For the full year 2018, the company recorded an additional benefit of $7 million. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Within the Management Discussion and Analysis, certain columns and rows and other figures may not add due to the use of rounded numbers for disclosure purposes. Percentages reported are calculated from the underlying whole-dollar numbers.

Year in Review

The following section provides a summary of the company’s consolidated financial results for 2018 as compared to 2017:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2018	2017	Change
Revenue	$1,779	$1,702	4.6%
Net margin	$1,083	$1,109	(2.3)%
Net margin percentage	60.9%	65.2%	(4.3)	pts.
Total expense and other (income)	$352	$354	(0.5)%
Income before income taxes	$731	$755	(3.2)%
Provision for income taxes (1)	$133	$5	NM	%
Net income (1)	$597	$750	(20.4)%
Net income margin	33.6%	44.1%	(10.5)	pts

(1)	Includes a benefit of $7 million in 2018 and $162 million in 2017 associated with U.S. tax reform.

NM - Not meaningful

			Yr.-to-Date
(Dollars in millions)			Percent
At December 31:	2018	2017	Change
Assets	$39,497	$39,516	0.0%
Liabilities	$36,076	$35,954	0.3%
Member’s interest	$3,420	$3,562	(4.0)%

At December 31:	2018	2017
Debt-to-Equity Ratio *	8.9x	8.6x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2018	2017
Net income (1)	$597	$750
Average equity (2) *	$3,402	$3,375
Return on equity (1)/(2)	17.5%	22.2%

*Average of the ending balance of Member’s interest for the last five quarters.

Financial Performance Summary for 2018 and 2017:

In 2018, the company delivered revenue of $1,779 million and net income of $597 million. In 2017, the company had revenue of $1,702 million, and net income of $750 million. In 2018, return on equity was 17.5 percent as compared to 22.2 percent in the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total revenue increased $78 million, or 4.6 percent, in 2018 as compared to 2017, driven by an increase in financing revenue of $124 million, or 9.4 percent, partially offset by a decrease in operating lease revenue of $47 million, or 12.3 percent. The increase in financing revenue was due to an increase in yields on financing receivables and an increase in average asset balances. Yields from any category of assets are the company’s rate of return on such assets and are calculated by dividing income from such assets by average assets during the period. The decrease in operating lease revenue was mainly due to a decline in average assets during 2018 as a result of a decrease in originations and asset sales to third parties in the prior year.

Client Financing revenue of $1,206 million in 2018 declined 3.4 percent as compared to 2017. The decline was driven by a decrease in operating lease revenues. Commercial Financing revenue of $574 million in 2018 increased 26.5 percent as compared to 2017. The increase in revenue was driven by increases in average assets and yields.

From a geographic perspective, revenue increased in the Americas and in EMEA, and declined in Asia Pacific as compared to 2017. Americas revenue of $1,018 million increased 8.5 percent in 2018 and EMEA revenue of $468 million increased 0.3 percent in 2018 compared to the prior year. Asia Pacific revenue of $294 million declined 1.0 percent in 2018 as compared to 2017.

Net margin, which is calculated as revenue less financing costs and depreciation of equipment under operating lease, was $1,083 million in 2018. Net margin decreased $26 million, or 2.3 percent, in 2018 as compared to 2017, driven by increases in financing cost, partially offset by the increase in revenue noted above. The increase in financing cost was due to increases in average interest rates and an increase in average borrowings as compared to 2017. Net margin percentage of 60.9 percent in 2018 decreased by 4.3 points compared to the prior year.

Total expense and other (income) of $352 million decreased $2 million, or 0.5 percent, in 2018 compared to $354 million in 2017. The year to year decrease in expense and other (income) was driven by a decrease in provisions for credit losses,  a reduction in SG&A and lower net losses from derivatives and foreign currency transactions, partially offset by a decrease in other income, primarily from lower sales of equipment upon early lease termination.

Pre-tax income of $731 million in 2018 decreased 3.2 percent as compared to the prior year. The decrease in pre-tax income was driven by the decline in net margin noted above. Pre-tax income margin percentage of 41.1 percent in 2018 decreased on a year-to-year basis by 3.3 points.

The provision for income taxes of $133 million increased $129 million in 2018 compared to 2017 primarily due to the enactment of U.S. tax reform resulting in a provisional net benefit of $162 million in the fourth quarter of 2017 as compared to a benefit of $7 million in 2018. The net benefit in both years was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Net income decreased $153 million in 2018 on a year-to-year basis. The decrease was primarily driven by the $162 million benefit associated with the enactment of U.S. tax reform in 2017 and declines in net margin due to increased financing cost. Return on equity in 2018 decreased by 4.7 points driven primarily by the decrease in net income year to year.

At December 31, 2018, the company continued to have the financial flexibility to support the business over the long term. Total assets of $39,497 million decreased $19 million from December 31, 2017 driven by a decrease in cash and cash equivalents of $852 million and a decrease in total financing receivables of $156 million, partially offset by other receivables from IBM which increased $995 million. Total liabilities of $36,076 million increased $122 million from December 31, 2017 driven by increases in accounts payable to IBM of $142 million and total debt of $57 million. Member’s interest of $3,420 million decreased $141 million from December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The company’s debt-to-equity ratio was 8.9 to 1 at December 31, 2018 as compared to 8.6 to 1 at December 31, 2017. Total Member’s interest decreased 4.0 percent to $3,420 million, while debt of $30,534 million increased $57 million, or 0.2 percent.

The company generated $1,099 million in cash flow from operating activities in 2018, an increase of $64 million as compared to the prior year driven by a decrease in cash income tax payments. Net cash used in investing activities of $1,903 million in 2018 was $420 million higher as compared to 2017 primarily driven by an increase in the investment of excess cash with IBM. Net cash used by financing activities of $30 million increased $1,338 million as compared to the prior year source of cash of $1,308 million and was driven primarily by lower net debt issuances year to year.

Business Segments and Capabilities

IBM Credit and its subsidiary companies are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business. The company’s operating segments, Client Financing and Commercial Financing, are business units that offer financing solutions based upon the needs of the company’s clients. Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which are used in its external, revenue-producing services contracts. Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. In 2019, the company will wind down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers.  This wind-down will start in the second quarter and is expected to conclude by fourth-quarter 2019, as the receivables are collected in the normal course of business. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships. Commercial Financing also purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk of IBM’s client. The Client Financing and Commercial Financing business segments are described in more detail in Item 1, “Business.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The table below presents each reportable segment’s revenue, net margin, and pretax income results. Segment pre-tax income is the income before income taxes.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2018	2017	Change
Client Financing
Revenue	$1,206	$1,248	(3.4)%
Net margin	677	771	(12.2)%
Net margin percentage	56.1%	61.8%	(5.6)	pts.
Pre-tax income	$490	$574	(14.6)%
Pre-tax margin	40.7%	46.0%	(5.3)	pts.
Commercial Financing
Revenue	$574	$454	26.5%
Net margin	406	338	20.2%
Net margin percentage	70.8%	74.5%	(3.7)	pts.
Pre-tax income	$240	$181	33.0%
Pre-tax margin	41.9%	39.8%	2.0	pts.
Total Segments
Revenue	$1,779	$1,702	4.6%
Net margin	1,083	1,109	(2.3)%
Net margin percentage	60.9%	65.2%	(4.3)	pts.
Pre-tax income	$731	$755	(3.2)%
Pre-tax margin	41.1%	44.3%	(3.3)	pts.

Client Financing

Client Financing revenue of $1,206 million in 2018 decreased by $42 million, or 3.4 percent, as compared to 2017. Operating lease revenue declined $47 million, or 12.3 percent mainly due to a decline in average assets during 2018 as a result of a decrease in originations and asset sales to third parties in the prior year. Financing revenue increased $4 million, or 0.5 percent and was driven by an increase in average assets, partially offset by a decline in yields from leases and loans. The decline in yields was mainly driven by declining average interest rates in 2018 due to the geographical mix of assets, predominately due to lower asset balances in Brazil.

Net margin decreased $94 million, or 12.2 percent, as compared to 2017. The decrease was driven by an increase in interest expense of $89 million due to rising interest rates and higher average debt balances in 2018 in support of a larger asset base when compared to the prior year period.

Pre-tax income decreased $84 million, or 14.6 percent, in 2018 as compared to 2017. The decrease was primarily driven by the decline in net margin of $94 million and a decrease in profit from equipment sales to IBM of $19 million, partially offset by lower SG&A expenses of $28 million, primarily due to a lower level of allocated expenses. The decrease in equipment sales to IBM was driven by a higher level of early lease terminations in the prior year as a result of client migration to IBM’s z14 mainframe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Commercial Financing

Commercial Financing revenue of $574 million in 2018 increased $120 million, or 26.5 percent, as compared to 2017. The growth in revenue was driven by an increase in average financing receivable assets due to increased volumes, primarily with existing OEM IT suppliers and an increase in yields from these investments.

Net margin increased $68 million, or 20.2 percent, as compared to 2017. The increase was driven by an increase in revenue as noted above, partially offset by an increase in interest expense of $52 million. The increase in interest expense was due to rising interest rates and higher average debt balances in 2018 in support of a larger asset base when compared to the prior year period.

Pre-tax income increased $60 million, or 33.0 percent, as compared to 2017, driven primarily by the increase in net margin noted above and lower provisions for doubtful accounts of $19 million, partially offset by an increase in SG&A expense of $25 million.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2018	2017	Change
Revenue	$1,779	$1,702	4.6%
Geographies
Americas	$1,018	$938	8.5%
Europe/Middle East/Africa (EMEA)	468	467	0.3
Asia Pacific	294	297	(1.0)

Americas revenue of $1,018 million increased $80 million, or 8.5 percent, in 2018 as compared to 2017, driven primarily by increases in financing revenue of $113 million due to improvements in commercial financing, partially offset by a decline in operating lease revenue of $33 million.

EMEA revenue of $468 million increased $1 million, or 0.3 percent, in 2018 as compared to 2017, driven primarily by increases in financing revenue of $7 million, partially offset by a decline in operating lease revenue of $5 million.

Asia Pacific revenue of $294 million decreased $3 million, or 1.0 percent, in 2018 as compared to 2017, driven primarily by a decline in operating lease revenue of $8 million.

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2018	2017	Change
Total expense and other (income)
Selling, general and administrative	$375	$378	(0.8)%
Provisions for credit losses	9	15	(42.1)
Other (income) and expense	(31)	(39)	(20.1)
Total expense and other (income)	$352	$354	(0.5)%
Total expense-to-revenue ratio	19.8%	20.8%	(1.0)	pts.

Total expense and other (income) of $352 million decreased $2 million, or 0.5 percent, in 2018 as compared to 2017. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$153	$132	15.5%
Contracted services	18	28	(33.0)
Functional support services and other related party expenses	204	218	(6.3)
Total selling, general and administrative expense	$375	$378	(0.8)%

Total SG&A expense decreased $3 million, or 0.8 percent, as compared to 2017, due to a decrease in functional support services expense charged to the company by IBM of $14 million and a decrease in contracted services of $9 million, partially offset by an increase in SG&A-other expense of $20 million. The decline in contracted services expense was driven by higher charges in the prior year relating to the establishment of IBM Credit LLC. The increase in SG&A-other expense was driven by higher net employee compensation and increased spending on IT when compared to the prior year period. For additional information on support expenses charged by IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses decreased $6 million, or 42.1 percent, as compared to 2017, due to lower reserve requirements on short-term purchased receivables from IBM, reflecting the return of receivables to IBM per the terms of the factoring agreement. This was offset by higher specific reserve requirements in the Americas and EMEA in the current year. For additional information on provisions for credit losses, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2018	2017	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$10	$(214)	$ NM
(Gains)/losses on derivative instruments	(7)	240	NM
(Gains)/losses on sale of equipment upon lease termination	(98)	(117)	(16.2)%
Other expense and (income)	65	52	23.6%
Total other (income) and expense	$(31)	$(39)	$(20.1)%

NM - Not meaningful

Total other (income) and expense was $31 million in income, a decrease of $8 million in 2018 as compared to 2017. Other (income) and expense includes gains on derivative instruments of $7 million, offset by foreign currency transaction losses of $10 million in 2018. The losses on derivative instruments of $240 million in the prior year period were offset by gains from foreign currency transactions of $214 million. For additional information on currency impacts and derivative instruments, see note D, “Financial Instruments,” to the Consolidated Financial Statements. The decrease in gains on sale of equipment was driven by a higher level of early lease terminations in the prior year as a result of client migration to IBM’s z14 mainframe.

Income Taxes

The effective tax rate for 2018 was 18.3 percent, an increase of 17.6 points, as compared to 2017. In 2018, the accounting for impacts of U.S. tax reform was completed and the effects of measurement period adjustments were recognized as a net full-year 2018 benefit of $7 million, or (1.0) point. This is compared to a benefit of $162 million, or

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

21.4 points, in 2017 due to the impact of the enactment of U.S. tax reform, a year-to-year decrease of 20.4 points. Without these impacts, the tax rate for 2018 would have been 19.2 percent, compared to a 2017 rate of 22.1 percent. The year-to-year decrease of 2.8 points was primarily driven by the following factors:

•	A decrease in year-to-year valuation allowances in certain foreign separate income tax returns of 2.4 points; and
•	A decrease in year-to-year reserves for uncertain tax liabilities related to certain foreign separate income tax returns of 0.5 points.

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

Total assets of $39,497 million at December 31, 2018, decreased $19 million (including a decrease of $889 million from currency), as compared to year-end 2017, driven by:

•	A decrease in cash and cash equivalents of $852 million (including a decrease of $18 million from currency), and
•

A decline in total financing receivables of $156 million (including a decrease of $742 million from currency), driven by a decline in direct financing leases, partially offset by an increase in commercial financing receivables; partially offset by

•

An increase in other receivables from IBM of $995 million (including a decrease of $97 million from currency) primarily relating to an increase in excess cash invested with IBM. For additional information relating to other receivables from IBM originating from excess cash invested with IBM, see note C, “Relationship with IBM and Related Party Transactions.”

At December 31, 2018, substantially all Client Financing and Commercial Financing assets were IT related assets, and approximately 55 percent of the company’s total asset portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 16 points to 72 percent.

Total liabilities of $36,076 million at December 31, 2018, increased $122 million (including a decrease of $529 million from currency), as compared to year-end 2017 primarily driven by:

•

An increase in total debt of $57 million (including a decrease of $475 million from currency), due to an increase in debt with third parties of $5,175 million and a decrease in debt payable to IBM of $5,118 million, and

•

An increase in accounts payable to IBM of $142 million (including a decrease of $12 million from currency) and a decrease in accounts payable to third parties of $71 million (including a decrease of $26 million from currency).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total Member’s interest of $3,420 million at December 31, 2018 decreased $141 million as compared to December 31, 2017, as a result of:

•	Cash distributions to IBM of $700 million, and
•	Foreign currency translation declines of $184 million; partially offset by
•	Net income of $597 million, and
•	Capital contributions from IBM of $148 million.

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

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2018	2017	Change
Client Financing	$14,300	$13,191	8.4%
Commercial Financing	70,138	63,019	11.3%
Total originations	$84,438	$76,210	10.8%

For the year ended December 31, 2018, the company originated $14,300 million of Client Financing leases and loans, as compared to $13,191 million for the year ending December 31, 2017. The year-to-year increase of $1,108 million was driven by higher installment payment plan originations for IBM software and services. For the year ending December 31, 2018, the company originated $70,138 million of Commercial Financing receivables as compared to $63,019 million for the year ending December 31, 2017. The year-to-year increase of $7,119 million was driven by higher OEM IT originations, primarily with existing OEM suppliers.

Segment Assets

	Client Financing			Commercial Financing
			Yr.-to-Yr.			Yr.-to-Yr.
(Dollars in millions)			Percent			Percent
For the year ended December 31:	2018	2017	Change	2018	2017	Change
Financing receivables, net	$14,474	$14,939	(3.1)%	$11,374	$11,127	2.2%
Equipment under operating leases, net	386	401	(3.7)	—	—	—
Financing receivables from IBM	3,609	3,743	(3.6)	—	—	—
Receivables purchased/participated from IBM, net	4,065	3,798	7.0	1,369	1,441	(5.0)
Total assets	$22,533	$22,880	(1.5)%	$12,743	$12,568	1.4%

Total Client Financing assets of $22,533 million at December 31, 2018 decreased $347 million as compared to year-end 2017. The decrease in Client Financing assets was driven primarily by a decrease in direct financing leases, partially offset by an increase in receivables purchased/participated from IBM.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The Client Financing receivables portfolio at December 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent). The receivables portfolio at December 31, 2017 represented the following industry profile: Financial (33 percent), Government (15 percent), Manufacturing (13 percent), Services (13 percent), Retail (8 percent), Communications (6 percent), Healthcare (6 percent) and Other (6 percent).

Total Commercial Financing assets of $12,743 million at December 31, 2018 increased $176 million as compared to year-end 2017. The increase was driven by new originations exceeding cash collections, partially offset by a decrease in receivables purchased/participated from IBM. The growth in originations was primarily driven by increased volumes with existing OEM IT suppliers. The reduction in purchased receivables from IBM was due to a decrease in purchased interests in certain of IBM’s trade accounts receivable.

For additional information relating to financing receivables with IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. For additional information on the company’s debt, see note G, “Borrowings,” to the Consolidated Financial Statements.

Financing Receivables and Allowances

The following table presents net financing receivables excluding residual values and the allowance for credit losses, as well as loan financing to IBM’s Technology Services & Cloud Platforms segment, which the company considers collectable and without third party risk.

(Dollars in millions)
At December 31:	2018	2017
Recorded investment	$30,906	$30,890
Specific allowance for credit losses	121	107
Unallocated allowance for credit losses	71	106
Total allowance for credit losses	192	213
Net financing receivables	$30,714	$30,667
Allowance for credit losses coverage	0.6%	0.7%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2018	Additions	Write-offs *	Other **	December 31, 2018
$213	$9	$(21)	$(8)	$192

*    Represents reserved receivables that were written off during the period.

**  Primarily represents translation adjustments.

The allowance for credit losses on financing receivables at December 31, 2018 was $192 million, or 0.6 percent of gross financing receivables. At December 31, 2017, the allowance for credit losses on financing receivables was $213 million, or 0.7 percent of gross financing receivables.

Specific reserves increased $14 million to $121 million at December 31, 2018 as compared to December 31, 2017, due to higher reserve requirements in the Americas and EMEA, partially offset by write-offs.

Unallocated reserves were $71 million at December 31, 2018, a decrease of $35 million as compared to December 31, 2017, primarily due to lower general reserve requirements in the U.S. and a decrease in reserve requirements for short-term receivables purchased from IBM.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Bad debt expense was $9 million in 2018 as compared to $15 million in 2017. The year-to-year decrease in bad debt expense was due to lower reserve requirements on short-term receivables purchased from IBM, partially offset by higher specific reserve requirements in the Americas and EMEA.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at December 31, 2018 and 2017. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at December 31, 2018 is expected to be returned to the company. In addition to the unguaranteed residual value, on a limited basis, IBM Credit will obtain guarantees from a third party for the future value of the equipment to be returned at end of lease. While primarily focused on IBM products, guarantees are also obtained for certain OEM IT products. These third-party guarantees are included in minimum lease payments as provided for by accounting standards in the determination of lease classifications for the covered equipment and provide protection against risk of loss arising from declines in equipment values for these assets.

The residual value guarantee increases the minimum lease payments that are utilized in determining the classification of a lease as a direct financing lease or operating lease. The aggregate incremental asset value of direct financing leases of IBM equipment with residual value guarantees was $223 million in 2018 and $698 million in 2017, decreasing on a year-to-year basis primarily as a result of the IBM mainframe product announcement in 2017. In addition, the company obtains guarantees from third parties for direct financing leases of OEM IT products. The aggregate incremental asset value of these leases was $163 million in 2018 and $153 million in 2017. The associated aggregate guaranteed future values at the scheduled end of lease of both IBM and OEM IT equipment were $17 million and $43 million for the financing transactions originated in 2018 and 2017, respectively. The cost of guarantees was $2 million and $4 million for the years ended December 31, 2018 and 2017, respectively.

Unguaranteed Residual Value

	Total			Estimated Run Out of 2018 Balance
(Dollars in millions)							2022 and
At December 31:	2017		2018	2019	2020	2021	Beyond
Direct financing leases	$533		$491	$129	$110	$137	$115
Operating leases	112	*	114	48	38	23	6
Total unguaranteed residual value	$645		$605	$177	$147	$160	$121
Related original amount financed	$10,851		$10,148
Percentage	5.9%		6.0%

*Operating lease residual value at January 1, 2018 was recast to conform with current year methodology.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Consolidated Fourth-Quarter Financial Results

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2018	2017	Change
Revenue	$446	$427	4.2%
Net margin	$256	$280	(8.3)%
Net margin percentage	57.5%	65.4%	(7.9)	pts.
Total expense and other (income)	$48	$13	269.7%
Income before income taxes	$208	$267	(21.8)%
Provision for income taxes (1)	$21	$(107)	NM	%
Net income (1)	$187	$374	(49.9)%
Net income margin	42.0%	87.5%	(45.5)	pts

(1)	Includes a benefit of $9 million in 2018 and $162 million in 2017 associated with U.S. tax reform.

NM - Not meaningful

Fourth Quarter Financial Performance Summary:

In the fourth quarter of 2018, the company delivered revenue of $446 million and net income of $187 million. In the fourth quarter of 2017, the company had revenue of $427 million and net income of $374 million.

Total revenue increased $18 million, or 4.2 percent, in the fourth quarter of 2018 as compared to the fourth quarter of 2017, driven by an increase in financing revenue of $27 million or 7.9 percent and a  decrease in operating lease revenue of $9 million or 9.3 percent. The increase in financing revenue was due to an increase in financing yields and average assets. The decrease in operating lease revenue was primarily due to a decline in average assets due to lower originations and asset sales in 2017.

Client Financing revenue of $293 million in the fourth quarter of 2018 decreased 3.4 percent as compared to the same period in 2017. The decrease was driven by lower operating lease revenue. Commercial Financing revenue of $153 million in the fourth quarter of 2018 increased 22.8 percent as compared to the prior-year period. The increase in revenue was driven by an increase in financing yields and average assets.

From a geographic perspective, revenue in the fourth quarter of 2018 increased in the Americas and declined in Asia Pacific and EMEA as compared to the prior year period. Americas revenue of $261 million increased 10.4 percent in the fourth quarter of 2018 as compared to the fourth quarter of 2017, primarily due to an increase in commercial financing. EMEA revenue of $115 million decreased 2.5 percent in the fourth quarter of 2018 as compared to the fourth quarter of 2017, primarily due to a decrease in operating lease revenue. Asia Pacific revenue of $69 million decreased 5.2 percent in the fourth quarter of 2018 as compared to the fourth quarter of 2017, due to declines in direct financing and operating lease revenues.

Net margin was $256 million in the fourth quarter of 2018, a decline of $23 million, or 8.3 percent, as compared to the fourth quarter of 2017. The decrease was driven by an increase in financing cost due to rising interest rates, partially offset by the increase in financing revenue noted above. Net margin percentage of 57.5 percent in the fourth quarter of 2018 decreased by 7.9 points compared to the same period in the prior year.

Total expense and other (income) of $48 million increased $35 million, or 269.7 percent, in the fourth quarter of 2018 when compared to the fourth quarter of 2017. The year to year increase in expense and other (income) was driven by a decrease in other income from the sale of equipment to IBM and higher levels of SG&A expense, partially offset by a decrease in provisions for credit losses. The decrease in equipment sales to IBM was driven by a higher level of early lease terminations in the prior year as a result of client migration to IBM’s z14 mainframe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Pre-tax income in the fourth quarter of 2018 of $208 million decreased 21.8 percent as compared to the same period in the prior year, driven by lower income on the sale of equipment to IBM and higher financing costs when compared to the prior year period. The pre-tax income margin percentage of 46.8 percent in the fourth quarter of 2018 decreased on a year-to-year basis by 15.6 points.

Income taxes increased $129 million in the fourth quarter of 2018 compared to the fourth quarter of 2017 due to the enactment of U.S. tax reform in December 2017, which resulted in a provisional net benefit of $162 million as compared to a benefit of $9 million in the fourth quarter of 2018. The net benefit in both years was primarily the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate as well as the one-time U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes,” to the Consolidated Financial Statements.

Net income decreased $187 million in the fourth quarter of 2018 as compared to the fourth quarter of 2017, primarily driven by an increase in the effective tax rate in fourth quarter of 2017 and a decrease in other income in the fourth quarter year-to-year.

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the fourth quarter ended December 31, 2018, as compared to the fourth quarter ended December 31, 2017. The table below presents each reportable segment’s revenue, net margin, and pretax income results. Segment pre-tax income is the income before income taxes.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter:	2018	2017	Change
Client Financing
Revenue	$293	$303	(3.4)%
Net margin	152	187	(18.7)%
Net margin percentage	51.9%	61.7%	(9.8)	pts.
Pre-tax income	$136	$209	(34.7)%
Pre-tax margin	46.5%	68.9%	(22.3)	pts.
Commercial Financing
Revenue	$153	$124	22.8%
Net margin	104	92	12.8%
Net margin percentage	68.3%	74.4%	(6.1)	pts.
Pre-tax income	$72	$58	24.9%
Pre-tax margin	47.3%	46.5%	0.8	pts.
Total Segments
Total revenue	$446	$427	4.2%
Net margin	256	280	(8.3)%
Net margin percentage	57.5%	65.4%	(7.9)	pts.
Pre-tax income	$208	$267	(21.8)%
Pre-tax margin	46.8%	62.4%	(15.6)	pts.

Client Financing

Client Financing revenue of $293 million in the fourth quarter of 2018 decreased by $10 million, or 3.4 percent, as compared to the same period in 2017. The decrease in revenue was driven by a decline in operating lease revenue of $9 million or 9.3 percent mainly due to a decline in average assets during 2018 as a result of lower originations and asset sales to third parties in the fourth quarter of 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Net margin decreased $35 million, or 18.7 percent, as compared to the same period in 2017. The decrease was driven by an increase in interest expense of $29 million due to an increase in interest rates. Net margin percentage of 51.9 percent decreased by 9.8 points when compared to the prior year period.

Pre-tax income in the fourth quarter of 2018 decreased $73 million, or 34.7 percent, as compared to the fourth quarter of 2017. The decrease was primarily driven by a decline in other income from the sale of equipment to IBM of $41 million and the decrease in net margin mentioned above. The decrease in other income was mainly driven by lower equipment sales to IBM year-to-year due to a higher level of early lease terminations in the prior year as a result of client migration to IBM’s z14 mainframe.

Commercial Financing

Commercial Financing revenue of $153 million in the fourth quarter of 2018 increased $28 million, or 22.8 percent, as compared to the same period in 2017. The growth in revenue was driven by an increase in yields and an increase in average asset balances with Commercial Financing clients due to an increase in volumes primarily with existing OEM IT suppliers.

Net margin increased $12 million, or 12.8 percent, in the fourth quarter of 2018 as compared to the same period in 2017. The increase was driven by the growth in revenue noted above, partially offset by an increase in interest expense of $17 million due to an increase in average asset balances and an increase in interest rates.

Pre-tax income in the fourth quarter of 2018 increased $14 million, or 24.9 percent, as compared to the fourth quarter of 2017, driven primarily by the improvement in net margin and lower provisions for credit losses, partially offset by a higher allocation of SG&A expenses.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2018	2017	Change
Revenue	$446	$427	4.2%
Geographies
Americas	$261	$237	10.4%
Europe/Middle East/Africa (EMEA)	115	118	(2.5)
Asia Pacific	69	73	(5.2)

Americas revenue of $261 million increased $25 million, or 10.4 percent, in the fourth quarter of 2018 as compared to the same period in 2017, driven primarily by increased commercial financing revenues.

EMEA revenue of $115 million decreased $3 million, or 2.5 percent, in the fourth quarter of 2018 as compared to the fourth quarter of 2017, driven primarily by a decrease in operating lease revenues.

Asia Pacific revenue of $69 million decreased $4 million, or 5.2 percent, in the fourth quarter of 2018 as compared to the same period in 2017, primarily due to declines in direct financing and operating lease revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2018	2017	Change
Total expense and other (income)
Selling, general and administrative	$83	$75	11.1%
Provisions for/(benefits from) credit losses	(15)	5	NM
Other (income) and expense	(20)	(66)	(69.9)
Total expense and other (income)	$48	$13	269.7%
Total expense-to-revenue ratio	10.7%	3.0%	7.7	pts.

NM - Not meaningful

Total expense and other (income) of $48 million in expense increased $35 million, or 269.7 percent, in the fourth quarter of 2018 as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analysis by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2018	2017	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$37	$25	47.7%
Contracted services	5	5	(4.0)
Functional support services and other related party expenses	41	45	(9.9)
Total selling, general and administrative expense	$83	$75	11.1%

SG&A expense increased $8 million in the fourth quarter of 2018 as compared to the prior year period, driven by an increase in SG&A-other expense of $13 million primarily due to higher net employee compensation, partially offset by a $4 million decrease in functional support services expense charged by IBM.

Provision for Credit Losses

Provisions for credit losses decreased $20 million in the fourth quarter of 2018 as compared to the fourth quarter of 2017, primarily due to lower reserve requirements in the current year period on short-term receivables purchased from IBM and higher specific reserve additions in Europe in the prior year. For additional information on provisions for credit losses, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2018	2017	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$1	$(3)	NM	%
(Gains)/losses on derivative instruments	0	(4)	(99.4)
(Gains)/losses on sale of equipment upon lease termination	(37)	(78)	(52.5)
Other expense and (income)	16	19	(15.2)
Total other (income) and expense	$(20)	$(66)	(69.9)%

NM - Not meaningful

Total other (income) and expense was $20 million in income in the fourth quarter of 2018, a decrease of $46 million when compared to the fourth quarter of 2017. The decline was primarily driven by higher profit on sales of equipment to IBM upon early lease termination in the prior year.

Income Taxes

The effective tax rate for the fourth quarter of 2018 was 10.2 percent as compared to (40.3) percent in the fourth quarter of 2017. The year-to-year increase in the effective tax rate was primarily related to the benefit from the enactment of U.S. tax reform in December 2017.

Cash Flow

The company generated $287 million in cash flow from operating activities in the fourth quarter of 2018, a decrease of $141 million as compared to the same period in the prior year. Net cash used in investing activities of $1,050 million in the fourth quarter of 2018 declined by $407 million when compared to the fourth quarter of the prior year. This was driven by lower outflows in the current year to fund commercial financing originations. Net cash provided by financing activities of $631 million decreased $1,181 million in the fourth quarter of 2018 compared to the same period in 2017, driven by year-to-year increases in debt payments to IBM, partially offset by an increase in debt issuances to third party investors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Prior Year in Review

The following section provides a summary of the company’s consolidated financial results in 2017 as compared to 2016.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2017	2016	Change
Revenue	$1,702	$1,840	(7.5)%
Net margin	$1,109	$1,170	(5.2)%
Net margin percentage	65.2%	63.6%	1.6	pts.
Total expense and other (income)	$354	$450	(21.4)%
Income from continuing operations before income taxes	$755	$719	4.9%
Provision for income taxes (1)	$5	$222	(97.8)%
Income from continuing operations (1)	$750	$498	50.7%
Income from continuing operations margin (1)	44.1%	27.0%	17.0	pts.
Income from discontinued operations, net of tax	$—	$131	NM
Net income (1)	$750	$629	19.3%

(1)	Includes a benefit of $162 million associated with U.S. tax reform in 2017.

NM- Not meaningful

			Yr.-to-Date
(Dollars in millions)			Percent
At December 31:	2017	2016	Change
Assets	$39,516	$35,279	12.0%
Liabilities	$35,954	$31,577	13.9%
Member’s interest	$3,562	$3,703	(3.8)%

At December 31:	2017	2016
Debt-to-Equity Ratio *	8.6x	7.3x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2017	2016
After tax income from continuing operations (1)	$750	$498
Average equity * (2)	$3,375	$3,639
Return on equity (1)/(2)	22.2%	13.7%

*Average of the ending balance of Member’s interest for the last five quarters on a continuing operations basis.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total revenue decreased $139 million, or 7.5 percent, in 2017 as compared to 2016, driven by a decrease in operating lease revenue of $104 million, or 21.5 percent, and a decrease in financing revenue of $35 million, or 2.6 percent. The decrease in operating lease revenue was primarily due to a decline in average assets during 2017 as a result of a decrease in originations and asset sales to third parties. The decrease in financing revenue was due to a decline in yields on financing receivables, partially offset by an increase in average assets.

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

Net margin of $1,109 million in 2017 decreased $61 million, or 5.2 percent, as compared to 2016, driven by the decrease in revenue noted above, partially offset by a decrease in depreciation expense and financing cost. Depreciation expense decreased $76 million, or 24.7 percent, in 2017 as compared to 2016, primarily due to declines in operating lease average assets in 2017 as compared to the prior year. The decrease in financing cost in 2017 was due to declining average interest rates as a result of geographical mix of the asset portfolio, partially offset by an increase in average borrowings as compared to 2016. Net margin percentage of 65.2 percent in 2017 increased by 1.6 points compared to the prior year.

Total expense and other (income) of $354 million decreased $96 million, or 21.4 percent, in 2017 compared to $450 million in 2016. The year to year decrease in expense and other (income) was driven by a decrease in provisions for credit losses; an increase in other (income) and expense primarily from the sale of equipment upon early lease termination as a result of client migrations to IBM’s z14 mainframe which became available late in the third quarter of 2017; and a reduction in SG&A expense.

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

Income from continuing operations increased $252 million, or 50.7 percent, in 2017 as compared to 2016. Income from continuing operations margin of 44.1 percent in 2017 increased 17.0 points year-to-year. The continuing operations effective tax rate was 0.6 percent in 2017 as compared to 30.8 percent in 2016, driven primarily by the benefit from the enactment of U.S. tax reform and a more favorable geographic mix of earnings.

Net income increased $121 million in 2017 on a year-to-year basis. The increase was primarily driven by the decrease in the provision for income taxes due to the benefit from the enactment of U.S. tax reform and the increase in other (income) and expense year to year, partially offset by the decline in financing margins and the decrease in net income from discontinued operations of $131 million related to the company’s divestiture of its U.S. remanufacturing and remarketing business to IBM in 2016. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements. Return on equity from continuing operations in 2017 increased by 8.5 points driven primarily by the increase in net income and a lower average equity balance year to year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

At December 31, 2017, the company continued to have the financial flexibility to support the business over the long term. Total assets of $39,516 million increased $4,237 million from December 31, 2016 driven by an increase in total financing receivables of $2,956 million and an increase in cash and cash equivalents of $908 million. Total liabilities of $35,954 million increased $4,378 million from December 31, 2016 driven by increases in debt of $3,447 million and accounts payable of $1,029 million. Member’s interest of $3,562 million decreased $141 million from December 31, 2016.

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

Results of Continuing Operations

Segment Details

The following is an analysis of the 2017 and 2016 reportable segment results. The table below presents each reportable segment’s revenue and net margin results. Segment pre-tax income is the income from continuing operations before income taxes and excludes income from discontinued operations.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2017	2016	Change
Client Financing
Revenue	$1,248	$1,455	(14.2)%
Net margin	771	887	(13.1)%
Net margin percentage	61.8%	60.9%	0.8	pts.
Pre-tax income	$574	$564	1.8%
Pre-tax margin	46.0%	38.7%	7.2	pts.
Commercial Financing
Revenue	$454	$385	17.7%
Net margin	338	283	19.3%
Net margin percentage	74.5%	73.5%	1.0	pts.
Pre-tax income	$181	$155	16.3%
Pre-tax margin	39.8%	40.3%	(0.5)	pts.
Total Segments
Revenue	$1,702	$1,840	(7.5)%
Net margin	1,109	1,170	(5.2)%
Net margin percentage	65.2%	63.6%	1.6	pts.
Pre-tax income	$755	$719	4.9%
Pre-tax margin	44.3%	39.1%	5.3	pts.

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

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2017	2016	Change
Revenue	$1,702	$1,840	(7.5)%
Geographies
Americas	$938	$1,010	(7.1)%
Europe/Middle East/Africa (EMEA)	467	488	(4.2)
Asia Pacific	297	343	(13.5)

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

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2017	2016	Change
Total expense and other (income)
Selling, general and administrative	$378	$388	(2.7)%
Provisions for credit losses	15	72	(78.7)
Other (income) and expense	(39)	(9)	317.3
Total expense and other (income)	$354	$450	(21.4)%
Total expense-to-revenue ratio	20.8%	24.5%	(3.7)	pts.

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

Income Taxes

The continuing operations effective tax rate for 2017 was 0.6 percent, a decrease of 30.2 points, as compared to 2016. The fourth quarter net benefit of $162 million related to the impact of the enactment of the U.S. Tax Cuts and Jobs Act resulted in a decrease to the effective tax rate of 21.4 points. Without this benefit, the continuing operations tax rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

would have been 22.1 percent, as compared to 30.8 percent in 2016, with the remaining change in the rate year-to-year driven by the following factors:

•	A benefit due to the geographic mix of pre-tax earnings in 2017 of 11.3 points; partially offset by
•	An increase in year-to-year valuation allowances in certain foreign separate income tax returns of 1.7 points, and
•	An increase due to the establishment of reserves for uncertain tax liabilities related to certain foreign separate income tax returns of 0.8 points.

Results of Discontinued Operations

The U.S. remanufacturing and remarketing business was divested to IBM at December 31, 2016, and therefore, was reflected as discontinued operations in 2016. The income from discontinued operations, net of tax, in 2016 was $131 million. There was no gain or loss recognized on the divestiture in 2016. There was no income from discontinued operations in 2017. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

Other Information

Liquidity and Capital Resources

IBM Credit funds its current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as through the support provided by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of December 31, 2018 was primarily comprised of loans from IBM.

In early 2017, the company announced an increase in its target debt-to-equity ratio from 7:1 to 9:1.

The company entered into two committed credit facilities in 2017, a $2.5 billion 364‑Day Credit Agreement and a $2.5 billion Three-Year Credit Agreement. On July 19, 2018, the company and IBM (the Borrowers) entered into a new $2.5 billion, 364‑Day Credit Agreement to replace the maturing $2.5 billion, 364‑Day Credit Agreement, and also amended the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Credit Agreement is July 20, 2021. The facility size remains unchanged. As of December 31, 2018, the company has no borrowings outstanding against these Credit Agreements.

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

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper may be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued may vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par, or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer. As of December 31, 2018, the company had $2,995 million of commercial paper outstanding.

In August 2017, the company filed a shelf registration statement with the SEC allowing it to offer for sale public debt securities. In September 2017, the company issued fixed and floating rate debt securities in the aggregate amount of $3 billion. The company issued $4 billion of debt securities in 2018 at both fixed and floating rates, with $2 billion issued in the first quarter and $2 billion issued in the fourth quarter. For additional information on the company’s debt securities, see note G, “Borrowings,” to the Consolidated Financial Statements.

The consolidated tangible net worth of the company was $3,286 million and $3,423 million as of December 31, 2018 and 2017, respectively, with consolidated tangible net worth calculated as total assets of IBM Credit and its consolidated subsidiaries less the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries.

During 2018, the company made total cash distributions to IBM of $700 million, including a return of profit, and received contributions from IBM of $148 million, while maintaining a debt-to-equity ratio of approximately 9 to 1. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

On October 28, 2018, IBM announced its intent to acquire all the outstanding shares of Red Hat. The transaction is subject to customary closing conditions, including regulatory clearance. IBM intends to fund this transaction through a combination of cash and debt. In connection with this acquisition, IBM entered into a commitment letter under which certain banks committed to provide IBM with a 364-day unsecured bridge term loan facility in an aggregate principal amount of up to $20 billion to fund the acquisition.

The major rating agencies’ ratings on the company’s debt securities at December 31, 2018 appear in the table below. As a result of the proposed Red Hat transaction, in the fourth quarter of 2018, Standard and Poor’s lowered IBM and IBM Credit’s long-term debt rating to A from A+, with no change to the short-term debt rating of A-1, and Fitch Ratings has lowered IBM and IBM Credit’s long-term debt rating to A from A+, with no change to the short-term debt rating of F1. Moody’s placed IBM and IBM Credit’s long-term debt rating of A1 under review for downgrade, with no change to the short-term debt rating of Prime-1. IBM and IBM Credit will continue with a disciplined financial policy and are committed to maintaining strong investment grade credit ratings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The company does not have “ratings trigger” provisions in its debt covenants or documentation that would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A	A1	A
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies,” and note D, “Financial Instruments,” to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business,” and Item 7A, “Quantitative and Qualitative Disclosure About Market Risks.”

Cash Flow and Liquidity Trends

(Dollars in millions)
For the year ended December 31:	2018	2017	2016	2015
Net cash provided by operating activities (1)	$1,099	$1,034	$1,010	$1,094
Net cash (used in)/provided by investing activities	(1,903)	(1,482)	951	(715)
Net cash (used in)/provided by financing activities	(30)	1,308	(1,641)	(176)

At December 31:	2018	2017	2016	2015
Cash and cash equivalents	$1,828	$2,680	$1,772	$1,487
Cash invested with IBM, available on-demand (2)	2,014	911	450	46
Committed credit facilities (3)	5,000	5,000	N/A	N/A

(1)

Net cash provided by discontinued operations included $120 million in 2016 and $273 million in 2015. For additional information, see note N, “Discontinued Operations,” to the Consolidated Financial Statements.

(2)

Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented as other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

(3)	The Credit Agreements were entered into and amended on July 19, 2018.

N/A - Not Applicable

Net cash provided by operating activities in 2018 increased $64 million as compared to 2017, driven primarily by the following factors:

•	Lower net cash income tax payments of $306 million; partially offset by
•	Lower foreign currency transaction gains within net income of $224 million when compared to the prior year period.

Net cash used in investing activities in 2018 increased $420 million as compared to 2017, driven by:

•	An increase in the investment of excess cash with IBM of $917 million, and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

•	Prior year proceeds from the divestiture of the U.S. remanufacturing and remarketing business of $121 million; partially offset by
•	Lower net originations of financing receivables of $372 million, and
•	Lower cash payments relating to derivative contracts of $318 million.

Net cash used in financing activities in 2018 increased $1,338 million as compared to 2017, driven by:

•	A decrease in net proceeds on total debt of $2,044 million; offset by
•	A decrease in net cash transfers and distributions to IBM of $706 million.

Debt

(Dollars in millions)
At December 31:	2018	2017
Short-term debt
Debt	$3,035	$1,568
Debt payable to IBM	10,223	15,159
Total short-term debt	$13,258	$16,727

Long-term debt
Debt	$7,919	$4,211
Debt payable to IBM	9,357	9,539
Total long-term debt	$17,276	$13,750
Total debt	$30,534	$30,477

Total debt was $30,534 million and $30,477 million at December 31, 2018 and 2017, respectively. Total debt payable to IBM was $19,580 million and $24,698 million at December 31, 2018 and 2017, respectively. Total debt increased $57 million at year-end 2018 from year-end 2017.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings were  $710 million in 2018 and $773 million in 2017.

For additional information on the company’s debt and debt payable to IBM, see note G, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” as well as note A, “Significant Accounting Policies” and note D, “Financial Instruments,” to the Consolidated Financial Statements.

Interest on Debt

The company recognized interest expense of $503 million and $362 million in 2018 and 2017, respectively, of which $298 million and $265 million was interest expense on debt payable to IBM in 2018 and 2017, respectively. For additional information on interest expense, see note G, “Borrowings,” to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2018, were as follows:

(Dollars in millions)						2024 and
At December 31:	2019	2020	2021	2022	2023	Beyond	Total
Long-term debt	$1,851	$1,797	$3,000	$560	$756	$0	$7,964
Debt payable to IBM	4,066	2,855	1,351	924	114	47	9,357
Total	$5,917	$4,652	$4,351	$1,484	$870	$47	$17,321

Debt-to-Equity

The debt-to-equity ratio, as reported in the table below, is, at any given time, the ratio of total debt to total Member’s interest.

At December 31:	2018		2017
Debt-to-equity ratio	8.9	x	8.6	x

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

The company’s debt-to-equity ratio was 8.9 to 1 at December 31, 2018 as compared to 8.6 to 1 at year-end 2017. Total Member’s interest of $3,420 million declined by $141 million, or 4.0 percent, while total debt of $30,534 million increased $57 million, or 0.2 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The debt-to-equity ratio was below target at year-end 2017 as a result of the benefit to net income from the enactment of U.S. tax reform.

Contractual Obligations

(Dollars in millions)	Total Contractual	Payments Due In
At December 31, 2018:	Payment Stream	2019	2020-21	2022-23	After 2023
Long-term debt obligations	$17,321	$5,917	$9,003	$2,354	$47
Interest on long-term debt obligations	849	305	442	101	1
Total	$18,170	$6,222	$9,445	$2,455	$48

Total contractual obligations, as reported in the table above, reflect the principal carrying value of the company’s long-term debt and discounted value for the debt interest payments. Interest on floating-rate debt obligations is calculated using the effective interest rate at December 31, 2018, plus the interest rate spread associated with that debt, if any.

Off-Balance Sheet Arrangements

From time to time, the company may enter into off-balance sheet arrangements as defined by SEC Financial Reporting Release 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

At December 31, 2018 and 2017, the company had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See the previous table for the company’s contractual obligations, and note J, “Contingencies and Commitments,” to the Consolidated Financial Statements for additional information about the company’s guarantees, financial commitments and indemnification arrangements. The company does not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Critical Accounting Estimates

The application of accounting principles generally accepted in the U.S. (GAAP) requires the company to make estimates and assumptions about certain items and future events that directly affect its reported financial condition. The accounting estimates and assumptions discussed in this section are those that the company considers to be the most critical to its financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the company’s financial condition. The company’s significant accounting policies are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

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

Credit Losses

The company reviews its financing receivables portfolio on a regular basis in order to assess collectibility and records adjustments to the allowance for credit losses at least quarterly. A description of the methods used by management to estimate the amount of uncollectible receivables is included in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. Factors that could result in actual receivable losses that are materially different from the estimated reserve include significant changes in the economy or a sudden change in the economic health of a significant client in the company’s financing and operating lease receivables portfolio.

At December 31, 2018, to the extent that actual collectibility differs from management’s estimates currently provided for by 10 percent, the company’s pre-tax income would be higher or lower by an estimated $19 million, depending upon whether the actual collectibility was better or worse, respectively, than the estimates.

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

To the extent that actual residual value recovery is lower than management’s estimates by 10 percent, the company’s pre-tax income for December 31, 2018 would have been lower by an estimated $61 million.

Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

For the company’s U.S. federal and certain state and foreign operations included in various IBM consolidated tax returns (and therefore not directly subject to corporate income taxes), IBM makes payments to tax authorities on the company’s

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

behalf. In such cases, IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return in which the company records the initial income tax benefits associated with an uncertain tax position using its best estimate at the time the position originates and makes a final settlement of the position with IBM for the recorded amounts. Consequently, any recognition and subsequent changes in assessment about the sustainability of tax positions, including valuation allowances and interest and penalties, are the responsibility of IBM. Because the company bears no risk associated with the sustainability of uncertain tax positions, no uncertain tax liabilities are recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets for separate income tax return filing jurisdictions. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the company changes its determination as to the amount of deferred tax assets that can be realized, the company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

The consolidated provision for income taxes will change period to period based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. To the extent that the provision for income taxes increased/decreased by 1 percent of income before income taxes, consolidated net income would have decreased/improved by $7.3 million in 2018.

Cybersecurity

While cybersecurity risk can never be completely eliminated, the company’s approach draws on the depth and breadth of IBM’s global capabilities in security services and its internal approaches to risk management.

From an enterprise perspective, IBM implements a multi-faceted risk-management approach to identify and address cybersecurity risks. IBM has established policies and procedures that provide the foundation upon which IBM Credit’s infrastructure and data are managed. IBM Credit performs ongoing assessments regarding its technical controls and adheres to IBM’s established methods for identifying emerging risks related to cybersecurity. IBM uses a layered approach with overlapping controls to defend against cybersecurity attacks and threats on networks, end-user devices, servers, applications and cloud solutions. Through IBM, the company also has a global incident response process to respond to cybersecurity threats. In addition, through IBM, the company utilizes a combination of online training, educational tools, social media, and other awareness initiatives to foster a culture of security awareness and responsibility among its workforce.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short-term and long-term

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

debt markets as an issuer in the capital markets and as a borrower from IBM. In 2018, the company issued third-party debt and made distributions to IBM of $700 million, including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1, which may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage its leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

The company’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. As a captive finance company, the company’s financing assets result primarily from the financing of IBM products and services, but also include OEM IT products and services to meet the total financing requirements of the company’s and IBM’s clients. Substantially all of the company’s financing assets are IT-related, which provide a stable base of business. The company’s financing offerings are competitive and available to clients as a result of factors including the company’s borrowing cost, financing incentive programs and access to the capital market.

In 2019, the company will wind down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. This wind-down will start in the second quarter and is expected to conclude by fourth-quarter 2019, as the receivables are collected in the normal course of business. The company’s borrowings will decline at a similar rate, consistent with the targeted 9:1 debt-to-equity ratio. As of December 31, 2018, the company had receivables of $8.5 billion relating to the financing of OEM IT suppliers, distributors, and resellers. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

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

Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and net margin. Interest rates directly impact the company by increasing or decreasing financing revenue and associated borrowing costs. The company’s interest rate risk management policy, combined with its pricing strategy, should mitigate margin erosion due to changes in interest rates.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match funding from IBM and third parties. Although the company seeks to substantially match fund the terms, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign currency derivatives.

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

To perform the sensitivity analysis, the company assesses the risk of loss from hypothetical changes in interest rates and foreign currency exchange rates in the fair values of market-sensitive instruments. The market values for interest and foreign currency exchange rate risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2018 and 2017. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that the company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

The results of the sensitivity analysis at December 31, 2018 and 2017 are as follows:

Interest Rate Risk

At December 31, 2018, a 10 percent decrease in the interest rates with all other variables held constant would result in a decrease in the fair value of the company’s financial instruments of $9 million as compared to an increase of $22 million at December 31, 2017. Conversely, at December 31, 2018, a 10 percent increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the company’s financial instruments of $9 million as compared to a decrease of $22 million at December 31, 2017. Changes in the relative sensitivity of the fair value of the company’s financial instruments portfolio for these theoretical changes in the level of interest rates are primarily driven by differences between maturities and interest rate profile of assets as compared to liabilities.

Foreign Currency Exchange Rate Risk

At December 31, 2018, a 10 percent weaker U.S. dollar against foreign currencies, with all other variables held constant, would result in an increase in the fair value of the company’s financial instruments of $391 million as compared to an increase of $174 million at December 31, 2017. Conversely, at December 31, 2018, a 10 percent stronger U.S. dollar against foreign currencies, with all other variables held constant, would result in a decrease in the fair value of the company’s financial instruments of $391 million as compared to a decrease of $174 million at December 31, 2017.

Financing Risks

See Item 1, “Business” for a discussion of the financing risks associated with the client and commercial financing business and management’s actions to mitigate such risks.

Item 8. Financial Statements and Supplemental Data.

(a)   Audited consolidated financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2018, 2017 and 2016.

(b)   See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and the Member of IBM Credit LLC:

Opinion on the Financial Statements

We have audited the accompanying Consolidated Statements of Financial Position of IBM Credit LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Member’s Interest and Cash Flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 27, 2019

We have served as the Company’s auditor since 2016.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in millions)
For the year ended December 31:	Notes	2018	2017	2016
Revenue
Financing revenue	C	$1,446	$1,322	$1,356
Operating lease revenue		333	380	484
Total revenue	M	$1,779	$1,702	$1,840
Financing cost (related party cost of $298 in 2018, $265 in 2017 and $301 in 2016)	C,G	$503	$362	$364
Depreciation of equipment under operating lease		193	231	307
Net margin		$1,083	$1,109	$1,170
Expense and other (income)
Selling, general and administrative		$375	$378	$388
Provision for credit losses		9	15	72
Other (income) and expense		(31)	(39)	(9)
Total expense and other (income)	C	$352	$354	$450
Income before income taxes		$731	$755	$719
Provision for income taxes	C,K	133	5	222
Income from continuing operations		$597	$750	$498
Income from discontinued operations - net of tax	N	—	—	131
Net income		$597	$750	$629

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
For the year ended December 31:	Notes	2018	2017	2016
Net income		$597	$750	$629
Other comprehensive income/(loss), before tax:
Foreign currency translation		(151)	363	16
Retirement-related benefit plans (1)	L	(4)	3	(1)
Other comprehensive income/(loss), before tax		(155)	366	15
Income tax (expense)/benefit related to items of other comprehensive income	L	(31)	2	0
Other comprehensive income/(loss), net of tax		$(186)	$367	$15
Total comprehensive income		$411	$1,117	$644

(1)	Amounts represented relate to multiple-employer plans.

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in millions)
At December 31:	Notes	2018	2017
Assets
Cash and cash equivalents	D	$1,828	$2,680
Financing receivables	E	25,848	26,066
(net of allowances of $174 in 2018 and $173 in 2017)
Equipment under operating leases		386	401
(net of accumulated depreciation of $283 in 2018 and $288 in 2017)
Financing receivables from IBM	C,E	3,609	3,743
Receivables purchased/participated from IBM	C,E	5,433	5,239
(net of allowances of $18 in 2018 and $39 in 2017)
Other receivables from IBM	C	2,019	1,024
Other assets	F	373	364
Total assets		$39,497	$39,516

Liabilities and member's interest
Accounts payable		$1,705	$1,776
Accounts payable to IBM	C	3,044	2,903
Debt	G	10,954	5,779
Debt payable to IBM	C,G	19,580	24,698
Taxes	K	547	530
Other liabilities	H	246	269
Total liabilities		$36,076	$35,954
Contingencies and commitments	J
Member’s interest
Member's interest		3,216	3,101
Retained earnings		238	302
Accumulated other comprehensive income/(loss)		(33)	158
Total member's interest		$3,420	$3,562
Total liabilities and member’s interest		$39,497	$39,516

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
Cash flows from operating activities
Net income	$597	$750	$629
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	9	15	72
Depreciation	193	231	307
Deferred taxes	51	14	(147)
Net (gain)/loss on asset sales and other	(104)	68	24
Change in operating assets and liabilities:
Other assets/other liabilities	353	(43)	125
Net cash provided by operating activities	$1,099	$1,034	$1,010
Cash flows from investing activities
Originations of financing receivables	$(14,456)	$(12,028)	$(10,999)
Collection of financing receivables	13,833	12,428	13,615
Short-term financing receivables - net (1)	(110)	(1,515)	(1,047)
Purchase of equipment under operating leases	(243)	(304)	(378)
Proceeds from disposition of equipment under operating lease	67	161	112
Other receivables from IBM - net	(1,200)	(283)	(404)
Other investing activities - net	206	58	51
Net cash (used in)/provided by investing activities	$(1,903)	$(1,482)	$951
Cash flows from financing activities
Proceeds from issuance of debt from IBM	$8,603	$7,869	$6,753
Principal payments on debt from IBM	(8,213)	(8,335)	(8,437)
Proceeds from issuance of debt	4,713	4,213	424
Principal payments on debt	(894)	(657)	(282)
Short-term borrowings from/(repayments to) IBM - net (1)	(5,119)	(2,043)	1,600
Short-term borrowings/(repayments) - net (1)	1,433	1,520	14
Net transfers (to)/from IBM	—	(942)	(1,714)
Contributions from IBM	148	121	—
Distributions to IBM	(700)	(437)	—
Net cash (used in)/provided by financing activities	$(30)	$1,308	$(1,641)
Effect of exchange rate changes on cash and cash equivalents	$(18)	$48	$(34)
Net change in cash and cash equivalents	$(852)	$908	$285
Cash and cash equivalents at January 1	2,680	1,772	1,487
Cash and cash equivalents at December 31	$1,828	$2,680	$1,772
Supplemental data
Income taxes paid - net of refunds received	$(5)	$301	$327
Interest paid on debt	$493	$305	$337

(1)	Short-term represents original maturities of 90 days or less.

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

	Prior			Accumulated
	Investment			Other	Total
	From	Member's	Retained	Comprehensive	Member's
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2016	$3,957	$—	$—	$(224)	$3,733
Net income plus other comprehensive income/(loss):
Net income	629				629
Other comprehensive income/(loss), net of tax				15	15
Total comprehensive income/(loss)					$644
Net transfers (to)/from IBM (1)	(674)				(674)
Member’s Interest, December 31, 2016	$3,912	$—	$—	$(209)	$3,703

(1)	Includes $1.0 billion non-cash equity contribution from IBM (see note C, "Relationship with IBM and Related Party Transactions".)

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

	Prior			Accumulated
	Investment			Other	Total
	From	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		613		750
Other comprehensive income/(loss), net of tax				367	367
Total comprehensive income/(loss)					$1,117
Net transfers (to)/from IBM	(942)				(942)
Prior investment from member, March 31, 2017	3,106
Transfer upon consolidation, April 1, 2017	(3,106)	3,106
Contributions from IBM		121			121
Distributions to IBM		(126)	(311)		(437)
Member’s Interest, December 31, 2017	$—	$3,101	$302	$158	$3,562

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle*		5	(5)	—
Net income plus other comprehensive income/(loss):
Net income		597		597
Other comprehensive income/(loss), net of tax			(186)	(186)
Total comprehensive income/(loss)				$411
Contributions from IBM	148			148
Distributions to IBM	(34)	(666)		(700)
Member’s Interest, December 31, 2018	$3,216	$238	$(33)	$3,420

* Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note B, "Accounting Changes".

Amounts may not add due to rounding.

The accompanying notes on pages 57 through 93 are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

In 2017, International Business Machines Corporation (IBM or the parent) reorganized the legal entity structure of its global financing operations that reside within IBM’s Global Financing business segment (IGF) to consolidate Client Financing and Commercial Financing under IBM Credit LLC (IBM Credit or the company), an indirect, wholly owned subsidiary of IBM. This change drives operational benefits by consolidating the financing business under IBM Credit in the majority of countries in which IGF operates. IBM Credit operates as part of the IBM Global Financing segment. IBM’s IGF segment remains unchanged and continues to include IBM Credit, as well as IBM’s remanufacturing and remarketing business.

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

The historical presentation of the Consolidated Financial Statements for the company is based on the financing activities of the IGF segment. IGF operates two primary activities: IBM Credit’s financing businesses and IBM’s remanufacturing and remarketing business. In 2016, the company divested its remanufacturing and remarketing business in the U.S. to IBM. For additional information, see note N, “Discontinued Operations.” For the periods prior to 2017, account balances not discretely identified to IBM Credit were attributed based on the methodology described in note C, “Relationship with IBM and Related Party Transactions,” note K, “Taxes,” and note L, “Retirement-Related Benefits.” For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM.” All significant intracompany transactions between IBM Credit's businesses have been eliminated. All significant intercompany transactions between IBM Credit and IBM have been included in these Consolidated Financial Statements.

Member’s interest in the Consolidated Statement of Financial Position represents the accumulation of the company's net income over time, contributions from IBM and distributions to IBM. Prior to the consolidation of the financial statements in the second quarter of 2017, net non-trade intercompany transactions between IBM Credit and IBM (for example, contributions from IBM and distributions to IBM), were reflected as net transfers (to)/from IBM in the financing activities section of the Consolidated Statement of Cash Flows. Distributions by the company to IBM are considered first to be a return of profit as reflected in the balance of retained earnings in the Consolidated Statement of Financial Position. Any amount distributed to IBM in excess of the company’s available balance in retained earnings is considered a return of a portion of the balance of Member’s interest as reflected in the Consolidated Statement of Financial Position.

Cash and cash equivalents primarily represents cash held locally by entities and is included in the Consolidated Financial Statements. The company invests a portion of its excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The cash invested with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position. For additional information, see note C, “Relationship with IBM and Related Party Transactions.” The amount of restricted cash included in the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows was immaterial for the periods presented.

Notes to Consolidated Financial Statements – (continued)

On December 22, 2017, the Tax Cuts and Jobs Act (U.S. tax reform) was enacted in the U.S. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives,  provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions that allow for the repatriation of foreign earnings without U.S. tax.

The enactment of U.S. tax reform resulted in a provisional net benefit of $162 million to tax expense in the fourth-quarter and year ended December 31, 2017. During the fourth quarter of 2018, the accounting for impacts of U.S. tax reform was completed and the effects of measurement period adjustments were recognized as a net benefit of $9 million and $7 million in the fourth quarter and year ended December 31, 2018, respectively. The net benefit in both years was primarily the result of the re-measurement of deferred tax balances to the new U.S. Federal tax rate, as well as the U.S. transition tax and any foreign tax costs on undistributed foreign earnings. For additional information, see note K, “Taxes.”

Within the Consolidated Financial Statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and other comprehensive income/(loss) (OCI) reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates. See “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 44 through 45 for a discussion of the company’s critical accounting estimates.

Revenue

Financing revenue includes financing income attributable to direct financing leases and loans, including installment payment plans and participated receivables, used to finance the purchase of IBM and original equipment manufacturers’ (OEM) information technology (IT) products and services, and is recognized on the accrual basis using the effective interest method over the life of the related financing receivable. Direct costs of originating these leases and loans are deferred and amortized over the term of the related financing receivables using the effective interest method and are included as part of the carrying value of the assets in the Consolidated Statement of Financial Position. Amortization of these direct costs is netted against financing revenue in the Consolidated Statement of Earnings.

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

Financing Receivables and Allowance for Credit Losses

Client Financing receivables include direct financing leases and loans. Leases are accounted for in accordance with lease accounting standards. Loan receivables, including installment payment plans and participated receivables, which are generally unsecured, are primarily for software and services. Loans are financial assets and are recorded at amortized cost, net of allowance for credit losses, which approximate fair value. Commercial Financing receivables are carried at amortized cost, which approximate fair value. These receivables are for working capital financing to suppliers,

Notes to Consolidated Financial Statements – (continued)

distributors and resellers of IBM and OEM IT products and services. The company determines its allowances for credit losses on Client Financing receivables for each of the three portfolio segments: lease receivables, loan receivables and participated receivables. The company further segments each of the portfolios into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

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

Individually evaluated—The company reviews all financing receivables considered at risk on a quarterly basis. The review primarily consists of an analysis based upon current information available about the client, such as financial statements, news reports, published credit ratings, and current market-implied credit analysis, as well as the current economic environment, collateral net of repossession cost and prior collection history. For loans that are collateralized, impairment is measured using the fair value of the collateral when foreclosure is probable. Using this information, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve.

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

Non-accrual—Non-accrual assets are those receivables (impaired loans or non-performing leases included in the receivables portfolio) with specific reserves and other accounts for which it is likely that the company will be unable to collect all amounts due according to the original terms of the lease or loan agreement. Interest income recognition is discontinued on these receivables. Cash collections are first applied as a reduction to principal outstanding. Any cash received in excess of principal payments outstanding is considered interest income and is recognized as financing revenue. Receivables may be removed from non-accrual status, if appropriate, based upon changes in client circumstances, such as a sustained history of payments.

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

Notes to Consolidated Financial Statements – (continued)

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

The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to financing revenue in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income. The company has agreed to sell to IBM all equipment returned at end of lease at cost, which approximates fair value.

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

Fair Value Measurements

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

When available, the company uses unadjusted quoted market prices in active markets to measure the fair value and classifies such items as Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use current market-based or independently sourced market parameters, such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation.

The determination of fair value includes an assessment of various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

Notes to Consolidated Financial Statements – (continued)

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

•

Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such instrument.

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

Income Taxes

The company’s provision for income taxes is calculated on reported income before income taxes in the Consolidated Financial Statements using a separate tax return method modified to apply the benefits-for-loss approach, which is consistent with the company’s Tax Sharing Agreement with IBM. Under this approach, the provision for income taxes is computed as if the company filed tax returns on a separate tax return basis and is then adjusted, as necessary, to reflect IBM’s reimbursement for any tax benefits generated by the company. For additional information on the company’s Tax Sharing Agreement with IBM, see note C, “Relationship with IBM and Related Party Transactions.”

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws and rates.

Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized when applying the separate tax return method modified to apply the benefits-for-loss approach. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.

The company recognizes tax liabilities when, despite the company’s belief that its tax return positions are supportable, the company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are originally measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Notes to Consolidated Financial Statements – (continued)

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

Consistent with the Tax Sharing Agreement, where the company is part of IBM’s consolidated tax filings, the company records taxes based on tax returns as expected to be and ultimately as filed. Initial income tax benefits associated with an uncertain tax position are recorded using best estimates at the time the position originates and a final settlement of the position is made with IBM for the recorded amounts. Consequently, any recognition and subsequent changes in assessment about the sustainability of tax positions, including valuation allowances and interest and penalties, are the responsibility of IBM. Because the company bears no risk associated with the sustainability of uncertain tax positions, there are no uncertain tax liabilities recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings.

Where the company is not part of IBM’s consolidated tax filings, to the extent that new information becomes available that causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact the company’s provision for income taxes in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in the provision for income taxes in the Consolidated Statement of Earnings.

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

Notes to Consolidated Financial Statements – (continued)

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

NOTE B. ACCOUNTING CHANGES

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changed the disclosure requirements for fair value measurements. The guidance is effective on January 1, 2020, with early adoption of certain provisions permitted. As a result, the company has removed Level 1/Level 2 transfer disclosures in accordance with the fair value guidance. The company is evaluating the adoption date for the remaining changes. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In June 2016, with amendments in 2018, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. A cross-functional team has been established that is evaluating the financial instruments portfolio and system, process and policy change requirements. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020 with one-year early adoption permitted. The company will adopt the guidance as of the effective date and is continuing to evaluate the impact.

The FASB issued guidance in February 2016, with amendments in 2018, which changes the accounting for leases. The guidance requires lessees to recognize right-of-use assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the sales-type lease test, initial direct cost capitalization, lease termination guidance and sale-leaseback accounting and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance was effective January 1, 2019 and early adoption was permitted. The company adopted the guidance on the effective date using the transition option whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.

Notes to Consolidated Financial Statements – (continued)

The cross-functional implementation team evaluated the lease portfolio and implemented system, process, control and policy changes. The company has completed its work in these areas as well as gathering lease data in order to comply with the requirements in the guidance, including new disclosures that will be added to the Notes to the Consolidated Financial Statements beginning in the first quarter of 2019.

As a lessee, the recording of operating lease right-of-use assets and liabilities in the Consolidated Statement of Financial Position did not have a material impact to the company’s consolidated financial results. IBM Credit’s global operations are primarily conducted in IBM leased or owned facilities, whereby IBM charges the company for occupancy expenses based on square footage space usage, with no fixed term commitment. For additional information, see note C, “Relationship with IBM and Related Party Transactions.”

As a lessor, under the new capitalization requirements for initial direct costs, the company expects to capitalize lower lease origination expenses than under the previous guidance. However, this change is not expected to have a material impact to the company’s consolidated financial results. In addition, the removal of third-party residual value guarantee insurance in the lease classification test is not expected to have a material impact on the company’s consolidated financial results.

Due to changes to lease termination guidance, when equipment is returned to the company prior to the end of the lease term, the carrying amounts of lease receivables, which remain outstanding relating to that equipment and are still expected to be collected, will be reclassified to loan receivables. The amount that would have been reclassified from lease receivables to loan receivables in 2018 under the application of this new guidance would have been approximately $263 million.

Standards Implemented

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) (AOCI) to retained earnings. The guidance was effective January 1, 2019 with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established ceases to exist. This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at an actual cessation date. At adoption, $5 million was reclassified from AOCI to retained earnings.

In August 2017, the FASB issued guidance to simplify the application of hedge accounting in certain areas, better portray the economic results of an entity’s risk management activities in its financial statements and make targeted improvements to presentation and disclosure requirements. The guidance was effective January 1, 2019, with early adoption permitted. The company adopted the guidance as of January 1, 2018, and it did not have a material impact in the consolidated financial results for the year ended December 31, 2018.

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance on January 1, 2018 using the modified-retrospective transition method. The company has concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results for the year ended December 31, 2018. The company concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and there is no material change to disclosures as a result of the adoption of the guidance.

Notes to Consolidated Financial Statements – (continued)

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

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services. Where IBM Credit’s financing contract is bundled with IBM’s product and service contract to create a combined periodic payment schedule for the entire offering, the offering is termed a Total Solution Offering.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the financing. Beginning in 2016, IBM Credit purchases a participation interest from IBM that represents the financing portion of such transactions and assumes the credit risk of IBM’s end-user client. The outstanding amount of these receivables, net of allowance for credit losses, was $4,065 million and $3,798 million as of December 31, 2018 and 2017, respectively, and is included in the Consolidated Statement of Financial Position as receivables purchased/participated from IBM. Prior to 2016, the receivables were part of financing receivables in the Consolidated Statement of Financial Position. These receivables earned $188 million, $165 million and $21 million of interest income in 2018, 2017 and 2016, respectively, which is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Amounts outstanding, net of allowance for credit losses, at December 31, 2018 and 2017 were $1,369 million and $1,441 million, respectively, and are included within receivables purchased/participated from IBM in the Consolidated Statement of Financial Position. The finance income earned from these receivables was $42 million, $35 million and $39 million, in 2018, 2017 and 2016, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note E, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Technology Services & Cloud Platforms segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This

Notes to Consolidated Financial Statements – (continued)

financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The interest income earned from these receivables was $171 million, $140 million and $129 million, in 2018, 2017 and 2016, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding at December 31, 2018 and 2017 was $3,609  million and $3,743 million, respectively.

The outstanding amounts of other receivables from IBM of $2,019  million and $1,024 million at December 31, 2018 and 2017 respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $2,014  million and $911 million at December 31, 2018 and 2017, respectively. The cash on deposit with IBM is presented as other receivables from IBM in the Consolidated Statement of Financial Position and in the investing section of the Consolidated Statement of Cash Flows. The interest income earned from these investments was $59 million in 2018 and $36 million in 2017, and is included in financing revenue in the Consolidated Statement of Earnings. Interest income earned from these investments during 2016 was not material.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements was $154 million, $144 million and $142 million in 2018, 2017 and 2016, respectively. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has credit facilities with IBM that allow the company to obtain short-term and long-term funding on an as-needed basis and the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans under the credit facilities are set forth in standard intercompany loan agreements, which include standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). The specific terms of any individual loan, including the interest rate and term applicable to each loan, are set forth in a loan confirmation statement that is issued at the time of each individual borrowing under the applicable credit facility. IBM Credit is entitled to prepay loans issued under these credit facilities from time to time, subject to payment of any agreed penalty or premium.

These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. At December 31, 2018 and 2017, the company had borrowings outstanding under such agreements of $19,580  million and $24,698 million, respectively. Interest expense of $298  million, $265 million and $301 million was incurred on loans from IBM during 2018, 2017 and 2016, respectively, and is included as financing cost in the Consolidated Statement of Earnings. For more information on short-term and long-term funding, see note G, “Borrowings,” to the Consolidated Financial Statements.

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT services. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangibles in its business. Where practical, allocations of the expenses incurred by IBM in the provision of these functional support services are based upon direct usage. For the remainder, where possible, expenses are allocated on measurable non-financial drivers, such as number of employees. When a clear and measurable non-financial driver cannot be established, these expenses are allocated based on a measurable financial driver, such as net margin. Management believes that these allocation methods are reasonable. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities for which IBM charges the company for occupancy expenses based on square footage space usage with no fixed term commitment. For the support services and occupancy expenses referred to above, IBM charged the company $204  million, $218 million and $223 million in 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements – (continued)

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. Amounts charged by IBM to the company related to stock-based compensation expense during the periods reported were not material.

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension post-retirement benefits) are limited to service costs. The company is charged by IBM using an allocation method based on the number of employees. Contributions and any other types of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the company participates in plans that are accounted for as multiple-employer plans. For these plans, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. For additional information, see note L, "Retirement-Related Benefits,” to the Consolidated Financial Statements.

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

The outstanding amount of accounts payable to IBM of $3,044 million and $2,903 million at December 31, 2018 and 2017 respectively, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business. In the first quarter of 2016, approximately $1,000 million of the balance payable to IBM as of December 31, 2015 was settled through a non-cash, equity contribution to the company from IBM.

Beginning in 2016, the company started selling to IBM equipment returned at end of lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $62 million in 2018 and $80 million in 2017. The company’s net profit from sales of returned equipment to IBM in 2016 was not material. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return. For additional information, see note K, "Taxes,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements – (continued)

NOTE D. FINANCIAL INSTRUMENTS

Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017.

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$792	$—	$792
Money market funds	5	—	—	5
Total	5	792	—	797
Derivative assets (2)	—	18	—	18	(4)
Total assets	$5	$810	$—	$815
Liabilities:
Derivative liabilities (3)	$—	$37	$—	$37	(4)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.
(4)

If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $11 million.

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

Notes to Consolidated Financial Statements – (continued)

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At December 31, 2018 and 2017, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, including debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party debt as well as debt payable to IBM) was $17,276 million and $13,750 million and the estimated fair value was $17,199 million and $13,695 million at December 31, 2018 and 2017, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match funding with IBM and third parties. Although the company seeks to substantially match fund the terms, currency and interest rate variability of its debt against its underlying financial assets, risks may arise between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company may also enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At December 31, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $18 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $37 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $11 million. There were no derivative instruments activity impacted by master netting agreements at December 31, 2017.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At December 31, 2018, the total notional amount of the company’s interest rate swap contracts with IBM was $3,350 million. The weighted average remaining maturity of these instruments at December 31, 2018 was approximately 2.4 years. At December 31, 2017, the total notional amount of the company’s interest rate swap contracts with IBM was $1,800 million. The weighted average remaining maturity of these instruments at December 31, 2017 was approximately

Notes to Consolidated Financial Statements – (continued)

2.9 years. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at December 31, 2018 and December 31, 2017.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in Member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At December 31, 2018 and 2017, the total notional amount of derivative contracts with IBM designated as net investment hedges was $1,986 million and $2,331 million, respectively.  The weighted average remaining maturity of these instruments was 0.2 years at both periods.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives were not designated as hedges for accounting purposes. However, these derivatives represent economic hedges that provided an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows.

There were no foreign exchange derivative contracts with IBM outstanding at December 31, 2018 and 2017.

There were no foreign exchange derivative contracts with third parties outstanding at December 31, 2018. At December 31, 2017, the total notional amount of the foreign exchange derivative contracts with third parties was $120 million.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity as of December 31, 2018 and 2017, as well as for the years ended December 31, 2018, 2017 and 2016, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(Dollars in millions)	Balance Sheet			Balance Sheet
At December 31:	Classification	2018	2017	Classification	2018	2017
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$10	$—	Other liabilities	$27	$19
Foreign exchange contracts with IBM	Other assets	9	—	Other liabilities	11	37
	Fair value of derivative assets	$18	$—	Fair value of derivative liabilities	$37	$56

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	3	Other liabilities	—	—
	Fair value of derivative assets	$—	$3	Fair value of derivative liabilities	$—	$—

Total		$18	$3		$37	$56

As of December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)		Cumulative Amount of
Line Item in the	Carrying Amount of the	Fair Value Hedging Adjustment
Consolidated Statement of Financial Position	Hedged Item	Included in the Carrying
in which the Hedged Item is Included:	Assets/(Liabilities)	Amount of Assets/(Liabilities)
Debt	$(3,310)	$34

Notes to Consolidated Financial Statements – (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

(Dollars in millions)
For the year ended December 31, 2018:	Financing cost	Other (income) and expense
Total	$503	$(31)
Gains/(losses) of total hedge activity	29	7

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized			Attributable to Risk
(Dollars in millions)	Statement of	on Derivatives			Being Hedged(2)
For the year ended December 31:	Earnings Line Item	2018	2017	2016	2018	2017	2016
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$(14)	$(25)	$—	$8	$26	$—

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	(222)	115	N/A	N/A	N/A
Foreign exchange contracts	Other (income) and expense	7	(18)	(46)	N/A	N/A	N/A
Total		$(7)	$(266)	$70	$8	$26	$—

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
				Consolidated
				Statement of				Amounts Excluded from
(Dollars in millions)	Recognized in OCI			Earnings	Reclassified from AOCI			Effectiveness Testing(3)
For the year ended December 31:	2018	2017	2016	Line Item	2018	2017	2016	2018	2017	2016
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$125	$(6)	$—	Financing cost	$—	$—	$—	$35	$11	$—

Total	$125	$(6)	$—		$—	$—	$—	$35	$11	$—

Prior period gain or loss amounts and presentation are not conformed to the new hedge accounting guidance that the company adopted in 2018. Refer to note B, “Accounting Changes,” for additional information.

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

N/A - Not applicable

For the years ending December 31, 2018, 2017 and 2016, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

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

Notes to Consolidated Financial Statements – (continued)

also include Commercial Financing working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days.

The company purchases interests in certain of IBM’s trade accounts receivable at a discount. These receivables are primarily for IT-related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,120	$11,422	$9,694	$26,236
Unearned income	(411)	(36)	(453)	(900)
Deferred initial direct costs	46	—	73	119
Recorded investment	$4,755	$11,386	$9,314	$25,455
Allowance for credit losses	(65)	(11)	(98)	(174)
Unguaranteed residual value	491	—	—	491
Guaranteed residual value	77	—	—	77
Total financing receivables, net	$5,258	$11,374	$9,216	$25,848

			Client Loans and
	Investment in	Commercial	Installment
(Dollars in millions)	Direct Financing	Financing	Payments
At December 31, 2017:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,462	$11,177	$9,762	$26,402
Unearned income	(411)	(35)	(473)	(919)
Deferred initial direct costs	56	—	73	128
Recorded investment	$5,107	$11,142	$9,362	$25,611
Allowance for credit losses	(62)	(15)	(96)	(173)
Unguaranteed residual value	533	—	—	533
Guaranteed residual value	94	—	—	94
Total financing receivables, net	$5,672	$11,127	$9,267	$26,066

The scheduled maturities of minimum lease payments outstanding at December 31, 2018, expressed as a percentage of the total, are approximately: 2019, 42 percent; 2020, 27 percent; 2021, 18 percent; 2022, 10 percent; and 2023 and beyond, 3 percent.

Notes to Consolidated Financial Statements – (continued)

Purchased and participated receivables from IBM

(Dollars in millions)
At December 31:	2018	2017
Short-term purchased receivables from IBM	$1,373	$1,466
Allowance for credit losses	(4)	(25)
Total short-term purchased receivables from IBM, net	$1,369	$1,441

Long-term participated receivables from IBM	$4,079	$3,812
Allowance for credit losses	(14)	(14)
Total long-term participated receivables from IBM, net	$4,065	$3,798

Total purchased and participated receivables from IBM, net	$5,433	$5,239

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $710 million and $773 million at December 31, 2018 and 2017, respectively.

The company did not have any financing receivables held for sale as of December 31, 2018 and 2017.

Financing Receivables by Portfolio Segment

The following tables present Client Financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding Commercial Financing receivables and other miscellaneous financing receivables at December 31, 2018 and 2017. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, EMEA and Asia Pacific.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,433	$687	$635	$4,755
Loan receivables	6,167	2,231	916	9,314
Participated receivables from IBM	735	1,627	1,717	4,079
Ending balance	$10,335	$4,545	$3,268	$18,147
Recorded investment collectively evaluated for impairment	$10,239	$4,505	$3,254	$17,998
Recorded investment individually evaluated for impairment	$96	$39	$13	$149

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$42	$6	$15	$62
Loan receivables	57	34	4	96
Participated receivables from IBM	9	4	2	14
Total	$107	$43	$21	$172
Write-offs	$(6)	$(1)	$(8)	$(16)
Recoveries	—	—	2	2
Provision	11	13	3	27
Foreign currency translation adjustment	(6)	(3)	(1)	(10)
Other	1	1	1	2
Ending balance at December 31, 2018	$107	$53	$17	$177
Lease receivables	$38	$17	$10	$65
Loan receivables	$66	$28	$5	$98
Participated receivables from IBM	$3	$8	$3	$14

Related allowance, collectively evaluated for impairment	$38	$15	$4	$56
Related allowance, individually evaluated for impairment	$69	$38	$13	$120

Write-offs of lease and loan receivables were $13 million and $3 million, respectively, in 2018. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $9 million,  $6 million and $12 million, respectively, in 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $80 million, $39 million and $18 million, respectively, for the year ended December 31, 2018 and $88 million, $16 million and $39 million, respectively, for the year ended December 31, 2017. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the years ended December 31, 2018 and 2017.

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

Notes to Consolidated Financial Statements – (continued)

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

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,433	$288	$247	$18	$44
EMEA	687	24	9	1	15
Asia Pacific	635	29	19	2	11
Total lease receivables	$4,755	$341	$275	$21	$70

Americas	$6,167	$217	$161	$22	$61
EMEA	2,231	80	24	3	57
Asia Pacific	916	13	9	1	4
Total loan receivables	$9,314	$310	$194	$25	$122

Americas	$735	$11	$11	$2	$—
EMEA	1,627	9	4	1	5
Asia Pacific	1,717	—	—	—	—
Total participated receivables from IBM	$4,079	$20	$15	$3	$5

Total	$18,147	$671	$484	$49	$197

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $149 million is individually evaluated for impairment with a related allowance of $120 million.

Notes to Consolidated Financial Statements – (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2017:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)(3)
Americas	$3,593	$203	$185	$27	$20
EMEA	662	21	5	3	16
Asia Pacific	852	22	4	1	18
Total lease receivables	$5,107	$245	$194	$31	$54

Americas	$6,110	$281	$237	$37	$41
EMEA	2,315	82	17	0	66
Asia Pacific	937	9	4	2	5
Total loan receivables	$9,362	$372	$258	$39	$112

Americas	$744	$11	$11	$3	$—
EMEA	1,525	1	1	1	—
Asia Pacific	1,543	0	0	0	—
Total participated receivables from IBM	$3,812	$12	$12	$4	$—

Total	$18,282	$629	$464	$74	$166

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $118 million is individually evaluated for impairment with a related allowance of $105 million.
(3)	Recast to conform to current period presentation, which includes billed impaired amounts.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at December 31, 2018 and 2017. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

Notes to Consolidated Financial Statements – (continued)

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2018:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$520	$24	$49	$935	$79	$71	$112	$58	$134
A1 – A3	617	82	241	1,108	269	351	133	198	659
Baa1 – Baa3	807	214	169	1,450	704	246	174	517	463
Ba1 – Ba2	772	207	102	1,387	681	149	167	500	280
Ba3 – B1	391	90	36	703	297	52	84	218	99
B2 – B3	264	47	26	475	156	37	57	114	70
Caa – D	23	5	3	42	17	5	5	12	9
Total	$3,395	$670	$625	$6,101	$2,204	$912	$733	$1,618	$1,714

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2017	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$384	$24	$40	$655	$85	$45	$80	$57	$74
A1 – A3	786	93	367	1,340	324	409	163	217	676
Baa1 – Baa3	921	177	224	1,571	616	250	191	411	413
Ba1 – Ba2	681	218	115	1,160	756	129	141	505	213
Ba3 – B1	406	98	46	692	341	51	84	228	84
B2 – B3	326	39	36	555	135	40	67	90	66
Caa – D	47	6	9	80	23	10	10	15	16
Total	$3,551	$657	$837	$6,054	$2,280	$933	$735	$1,522	$1,541

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings for the years ended December 31, 2018 and 2017.

NOTE F. OTHER ASSETS

(Dollars in millions)
At December 31:	2018	2017
Deferred taxes	$120	$121
Other receivables	104	114
Prepaid taxes	95	79
Derivatives	18	3
Other	35	47
Total	$373	$364

NOTE G. BORROWINGS

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of such non-recourse borrowings are reflected in the short-term and long-term debt tables below.

Notes to Consolidated Financial Statements – (continued)

Short-Term Debt

	At December 31,	At December 31,
(Dollars in millions)	2018	2017
Commercial paper	$2,995	$1,496
Short-term loans	17	60
Secured borrowings	23	12
Debt	$3,035	$1,568
Debt payable to IBM	10,223	15,159
Total	$13,258	$16,727

IBM Credit maintains a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper can be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued can vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer.

The weighted-average interest rate for commercial paper was 2.5 percent and 1.5 percent at December 31, 2018 and December 31, 2017, respectively.

The weighted-average interest rate for short-term loans was 4.3 percent and 2.4 percent at December 31, 2018 and 2017, respectively, and relates primarily to borrowings in Asia Pacific in 2018 and 2017.

The weighted-average interest rate for secured borrowings was 6.9 percent and 4.7 percent at December 31, 2018 and 2017, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $23 million at December 31, 2018 and $12 million at December 31, 2017.

The weighted-average interest rate for debt payable to IBM was 1.6 percent and 1.1 percent at December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements – (continued)

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	12/31/2018	12/31/2017
Long-term notes (weighted-average interest rate at December 31, 2018)
2.2%	2019	$1,400	$1,400
3.3%	2020	1,500	—
2.7%	2021	2,850	1,100
2.2%	2022	500	500
3.0%	2023	750	—
		$7,000	$3,000

Long-term loans (6.4% weighted-average interest rate at December 31, 2018)	2019-2021	276	486
Secured borrowings (4.6% weighted-average interest rate at December 31, 2018)	2019-2024	687	762
Long-term debt		$7,964	$4,248
Less: net unamortized discount		2	1
Less: net unamortized debt issuance costs		9	9
Less: fair value adjustment*		34	26
Debt		$7,919	$4,211
Debt payable to IBM (1.3% weighted-average interest rate at December 31, 2018)		9,357	9,539
Total		$17,276	$13,750

*The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $687 million at December 31, 2018 and $762 million at December 31, 2017, and relate primarily to borrowings in the U.S. and Latin America.

The company has a shelf registration statement in place with the SEC allowing it to offer for sale public debt securities. The company issued fixed- and floating-rate debt securities in September 2017 in the aggregate amount of $3,000  million with maturity dates ranging from 2019 to 2022. During 2018, the company issued fixed- and floating-rate debt securities in the aggregate amount of $4,000  million with maturity dates ranging from 2020 to 2023. The net proceeds from the issuance of debt securities are utilized for general corporate purposes. This debt is included in the long-term debt table above.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Notes to Consolidated Financial Statements – (continued)

Post Swap Borrowing (Long-Term Debt)

	2018		2017
		Weighted-average		Weighted-average
(Dollars in millions)		Interest		Interest
For the year ended December 31:	Amount	Rate	Amount	Rate
Fixed-rate debt
Debt	$1,967	3.9%	$736	3.2%
Debt payable to IBM	9,281	1.3%	9,458	1.1%
Total fixed-rate debt	$11,248		$10,195
Floating-rate debt
Debt*	$5,952	3.1%	$3,475	2.6%
Debt payable to IBM	77	(0.3)%	80	(0.3)%
Total floating-rate debt	$6,028		$3,555
Total debt	$7,919		$4,211
Total debt payable to IBM	9,357		9,539
Total	$17,276		$13,750

*Includes $3,350 million in 2018 and $1,800 million in 2017 of notional interest rate swaps that effectively convert fixed-rated long-term debt into floating-rate long-term debt.  (See note D, "Financial Instruments," for additional information.)

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2018 are as follows:

						2024 and
(Dollars in millions)	2019	2020	2021	2022	2023	beyond	Total
Long-term debt	$1,851	$1,797	$3,000	$560	$756	$0	$7,964
Debt payable to IBM	4,066	2,855	1,351	924	114	47	9,357
Total	$5,917	$4,652	$4,351	$1,484	$870	$47	$17,321

Interest on Debt

The company recognized interest expense of $503 million, $362 million and $364 million for  the years ended December 31, 2018, 2017 and 2016, respectively, of which $298 million, $265 million and $301 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 19, 2018, IBM and the company (the Borrowers) entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day agreement, and also amended the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Agreement is July 20, 2021. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as

Notes to Consolidated Financial Statements – (continued)

further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of December 31, 2018, the company has no borrowings outstanding against the Credit Agreements. The company incurred charges of $1.4 million in 2018 and $1.9 million in 2017 related to the Credit Agreements.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) IBM will not permit the consolidated net interest expense ratio, for any period of four consecutive fiscal quarters taken as a single accounting period, to be less than 2.20 to 1.0; (ii) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (iii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the fiscal quarter. The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million.

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

NOTE H. OTHER LIABILITIES

(Dollars in millions)
At December 31:	2018	2017
Post-retirement Benefits and Accrued Compensation	$67	$70
Deferred Income	26	62
Derivatives	37	56
Accrued Interest	68	45
Other	48	36
Total	$246	$269

Notes to Consolidated Financial Statements – (continued)

NOTE I. EQUITY ACTIVITY

IBM Credit had no available-for-sale securities and no unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(151)	$(32)	$(184)
Retirement-related benefit plans (1):
Prior service costs/(credits)	$0	$0	$0
Net (losses)/gains arising during the period	(4)	1	(3)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$(4)	$1	$(3)
Other comprehensive income/(loss)	$(155)	$(31)	$(186)

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note L, "Retirement-Related Benefits," for additional information.)

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$363	$2	$365
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$2	$(1)	$2
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$3	$(1)	$2
Other comprehensive income/(loss)	$366	$2	$367

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note L, "Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2016:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$16	$—	$16
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$(1)	$0	$(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$(1)	$0	$(1)
Other comprehensive income/(loss)	$15	$0	$15

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note L, “Retirement-Related Benefits,” for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
December 31, 2015	$(216)	$(9)	$(224)
Other comprehensive income before reclassification	16	(1)	15
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	16	(1)	15
December 31, 2016	(200)	(9)	(209)
Other comprehensive income before reclassification	365	2	367
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	365	2	367
December 31, 2017	165	(7)	158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(184)	(3)	(187)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(184)	(3)	(186)
December 31, 2018	$(23)	$(10)	$(33)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**   Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note B, “Accounting Changes.”

NOTE J. CONTINGENCIES AND COMMITMENTS

Contingencies

The company is or may be involved in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise in the ordinary course of its business. Certain of these actions and proceedings are similar to suits filed against other financial institutions and captive finance companies. These include collection and bankruptcy proceedings related to the company’s leases and loans and proceedings concerning client allegations of wrongful repossession or defamation of credit.

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

Notes to Consolidated Financial Statements – (continued)

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of December 31, 2018, there were no matters for which the likelihood of material loss is at least reasonably possible.

Commitments

The company’s extended lines of credit to third-party entities include unused amounts of $7,112  million and $7,755 million at December 31, 2018 and 2017, respectively. These amounts were available to the company’s Commercial Financing suppliers, distributors and resellers to support additional loan advances, or purchases of factored receivables, to meet their working capital liquidity needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $495 million and $749 million at December 31, 2018 and 2017, respectively.

NOTE K. TAXES

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
Income from continuing operations before income taxes:
U.S. operations	$(156)	$41	$259
Non-U.S. operations	886	713	460
Total income from continuing operations before income taxes	$731	$755	$719

The income from continuing operations provision for income taxes by geographic operations is as follows:

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
Continuing operations provision for/(benefit from) income taxes:
U.S. operations	$(50)	$(151)	$100
Non-U.S. operations	184	156	122
Total continuing operations provision for income taxes	$133	$5	$222

Notes to Consolidated Financial Statements – (continued)

The components of the income from continuing operations provision for income taxes/(benefits) by taxing jurisdiction are as follows:

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
U.S. federal:
Current	$(91)	$(110)	$156
Deferred	46	(40)	(73)
Total	$(45)	$(150)	$83

U.S. state and local:
Current	$(21)	$(21)	$32
Deferred	13	18	(15)
Total	$(8)	$(3)	$17

Non-U.S.:
Current	$194	$122	$176
Deferred	(7)	36	(55)
Total	$186	$158	$121

Total continuing operations provision for income taxes	$133	$5	$222

Discontinued operations provision for income taxes	$—	$—	$85

Total taxes included in net income	$133	$5	$307

If the company’s provision for income taxes had been prepared using the separate tax return method without modification for the benefits-for-loss approach, total taxes included in net income reported for 2018 would have been $24 million higher as a result of the difference in the calculation of the Global Intangible Low-Taxed Income (GILTI) provision resulting from U.S. tax reform. There would be no material difference in the total taxes included in net income reported in the years 2017 and 2016.  For additional information, refer to note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

For the year ended December 31, 2018, the U.S. operations generated a taxable loss. As the company’s U.S. federal and certain state operations are included in various IBM consolidated tax returns, under the Tax Sharing Agreement, the benefits-for-loss approach has been applied and the losses were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2019.

A reconciliation of the statutory U.S. federal tax rate to the company’s effective tax rate from continuing operations is as follows:

For the year ended December 31:	2018	2017	2016
Statutory rate	21%	35%	35%
Enactment of U.S. tax reform	(2)	(21)	—
Tax differential on foreign income	1	(14)	(5)
State and local	(1)	0	2
Valuation allowance	(1)	1	(1)
Effective rate on continuing operations	18%	1%	31%

Percentages rounded for disclosure purposes.

The component reflected within the tax rate reconciliation table above labeled “Tax differential on foreign income” includes the effects of foreign subsidiaries’ earnings taxed at rates other than the U.S. statutory rate.

Notes to Consolidated Financial Statements – (continued)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a provisional tax expense benefit of $162 million in December 2017. This benefit was the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the one time U.S. transition tax and any foreign tax costs on undistributed foreign earnings. All components of the provisional net benefit were based on the company’s estimates as of December 31, 2017. During the fourth quarter of 2018, the company completed its accounting for impacts of U.S. tax reform and the effects of measurement period adjustments were recognized as  a benefit of $7 million for the year ended December 31, 2018. The adjustments were attributable to refinements to the one-time U.S. transition tax and foreign tax costs on undistributed foreign earnings. The net impact of the measurement period adjustments on the 2018 effective tax rate was (1.0) percent.

U.S. tax reform also introduced GILTI, which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. The company has elected to treat GILTI as a period cost if and when incurred. For the year ended December 31, 2018, the company recorded a benefit of $20 million resulting from foreign tax credits associated with and in excess of GILTI. Under the Tax Sharing Agreement, the benefits-for-loss approach has been applied and the excess credits were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2019.

In January 2019, the U.S. Treasury and Internal Revenue Service issued additional U.S. tax reform guidelines. The company is still evaluating the impact of these guidelines.

The 2018 effective tax rate increased 17.6 points from 2017 driven primarily by the prior year tax benefit related to the enactment of U.S. tax reform described above (20 points) partially offset by a decrease in year-to-year valuation allowances in certain foreign separate income tax returns (2 points).

The 2017 effective tax rate decreased 30.2 points from 2016 driven primarily by the tax benefit related to the enactment of U.S. tax reform (21 points) and a benefit due to the geographic mix of pre-tax earnings in 2017 (9 points).

The effect of tax law changes on deferred tax assets and liabilities was a benefit of $14 million, driven by U.S.  tax reform and was included in the net benefit in 2018.

The significant components of deferred tax assets and liabilities recorded in other assets and tax liabilities, respectively, in the Consolidated Statement of Financial Position are as follows:

Deferred Tax Assets

(Dollars in millions)
At December 31:	2018	2017
Bad debt reserves	$48	$45
Leases	59	88
Depreciation	3	4
Foreign tax loss/credit carryforwards	90	82
Other	39	51
Gross deferred tax assets	$239	$270
Less: valuation allowance	(86)	(96)
Net deferred tax assets	$153	$174

Notes to Consolidated Financial Statements – (continued)

Deferred Tax Liabilities

(Dollars in millions)
At December 31:	2018	2017
Leases	$469	$418
Other	17	14
Gross deferred tax liabilities	$486	$432

The loss carryforwards as of December 31, 2018 and 2017 were $90 million and $82 million (tax effected), respectively, with substantially all of these carryforwards available for at least two and up to five years.

The valuation allowances as of December 31, 2018, 2017 and 2016 were $86 million, $96 million and $89 million, respectively. The amounts principally apply to loss carryforwards, credits and timing differences. In the opinion of management, it is more likely than not that these assets will not be realized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

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

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2014.  Current year unrecognized tax benefits recorded in the Consolidated Financial Statements related to certain foreign separate income tax return filers were $4 million at December 31, 2018 and $1 million at December 31, 2017. There were no uncertain tax positions recorded in the Consolidated Financial Statements related to separate income tax return filers for the year ended December 31, 2016.

Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended December 31, 2018, the company recognized a benefit of $5 million in interest expense relating to certain foreign separate income tax return filers, whereas for 2017, the company recognized a charge of $5 million in interest expense. In 2016, interest accrued relating to income taxes was immaterial.

Within consolidated retained earnings at December 31, 2018 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2018, the company has a deferred tax liability of $8 million for the estimated taxes associated with the repatriation of these earnings.

NOTE L. RETIREMENT-RELATED BENEFITS

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans, as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The amounts of (income) or expense attributed to the company by IBM for the years ended December 31, 2018,  2017 and 2016 were not material.

Notes to Consolidated Financial Statements – (continued)

Charges from IBM to the company in relation to these plans (including non-pension, post-retirement benefits) are limited to service costs. Contributions and any other types of costs are the responsibility of IBM.

Multiple-employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position. The net liability for multiple-employer plans for the years ended 2018, 2017 and 2016  was $44 million, $40 million and $39 million, respectively. The gross asset balances were $36 million, $37 million and $27 million at December 31, 2018, 2017 and 2016, respectively. The projected benefit obligation (PBO) balances were $80 million, $77 million and $66 million at December 31, 2018, 2017 and 2016, respectively.

Actuarial losses in Accumulated Other Comprehensive Income at December 31, 2018, 2017 and 2016 were $10 million, $7 million and $9 million, respectively. Remeasurement gains and losses recorded to Accumulated Other Comprehensive Income at December 31, 2018, 2017 and 2016 were losses of $3 million, gains of $2 million, and losses of $1 million, respectively.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The total cost for multiple-employer plans for years ended December 31, 2018, 2017 and 2016 were $4 million, $3 million and $5 million, respectively.

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

Information about each segment’s business and the financing services that generate each segment’s revenue is located in Item 1, “Business”, and in the “Segment Details” section within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The company allocates interest expense and SG&A expense to each of its operating segments. Interest expense is allocated based on the average assets of each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

(Dollars in millions)	Client	Commercial	Total
At December 31, 2018	Financing	Financing	Segments
Revenue	$1,206	$574	$1,779
Pre-tax income	490	240	731
Depreciation of equipment under operating lease	193	—	193
Financing cost (interest expense)	335	168	503
Provision for/(benefit from) credit losses	27	(18)	9
Assets	22,533	12,743	35,277

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Client	Commercial	Total
At December 31, 2017	Financing	Financing	Segments
Revenue	$1,248	$454	$1,702
Pre-tax income	574	181	755
Depreciation of equipment under operating lease	231	—	231
Financing cost (interest expense)	246	116	362
Provision for credit losses	14	1	15
Assets	22,880	12,568	35,448

(Dollars in millions)	Client	Commercial	Total
At December 31, 2016	Financing	Financing	Segments
Revenue	$1,455	$385	$1,840
Pre-tax income from continuing operations	564	155	719
Depreciation of equipment under operating lease	307	—	307
Financing cost (interest expense)	261	102	364
Provision for credit losses	57	14	72
Assets	21,687	10,911	32,597

(Dollars in millions)
Reconciliation of IBM Credit as reported	2018	2017	2016
Assets
Total Reportable Segments	$35,277	$35,448	$32,597
Cash and cash equivalents	1,828	2,680	1,772
Other receivables from IBM	2,019	1,024	482
Deferred taxes	120	121	133
Derivatives	18	3	115
Other	235	240	180
Total consolidated assets	$39,497	$39,516	$35,279

Major Clients

No single client represented 10 percent or more of the company’s total revenue in 2018,  2017 or 2016.

Geographic Information

The following provides information for those countries that are 10 percent or more of the specific category.

Revenue*

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
United States	$678	$606	$540
Other countries	1,102	1,096	1,300
Total revenue	$1,779	$1,702	$1,840

*Revenues are generally attributed to countries based on the location of the client.

Notes to Consolidated Financial Statements – (continued)

Financing Receivables, Net of Allowance for Credit Losses

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
United States	$11,821	$11,892	$10,765
Other countries	14,027	14,174	13,916
Total net financing receivables	$25,848	$26,066	$24,681

Equipment under Operating Lease, Net of Depreciation

(Dollars in millions)
For the year ended December 31:	2018	2017	2016
United States	$81	$76	$129
Other countries	305	324	377
Total equipment under operating lease - net	$386	$401	$506

NOTE N. DISCONTINUED OPERATIONS

On December 31, 2016, the company divested its remanufacturing and remarketing business in the U.S. to IBM. The company's Consolidated Statement of Cash Flows as of December 31, 2016 include $120 million in cash provided by the operating activities of the divested business.

During the first quarter of 2017, the company received a cash payment from IBM of $121 million as settlement of the divestiture. The settlement amount is presented in other investing activities-net in the Consolidated Statement of Cash Flows as of December 31, 2017. There was no gain or loss recognized on the divestiture of the business to IBM.

Profit/(Loss) from Discontinued Operations:

(Dollars in millions)	2016
Revenue	$583
Cost of sales	300
Selling, general, and administrative expense	66
Income from discontinued operations before income taxes	$217
Provision for income taxes	85
Net income from discontinued operations - net of tax	$131

NOTE O. DIVESTITURE

On December 2, 2018, IBM entered into a definitive agreement to sell certain commercial financing capabilities and assign a number of its commercial financing contracts, excluding related receivables, which will be collected as they become due in the normal course of business. The transaction is expected to close in the first quarter of 2019, subject to the satisfaction of applicable regulatory requirements and customary closing conditions. The financial terms related to the transaction were not material.

NOTE P. SUBSEQUENT EVENTS

On February 5, 2019, IBM Credit LLC announced that it will wind down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. This wind-down will start in the second quarter and is expected to conclude by fourth-quarter 2019, as the receivables are collected in the normal course of business. The company’s borrowings will decline at a similar rate, consistent with the targeted 9:1 debt-to-equity ratio. As of December 31, 2018, the company had receivables of $8.5 billion relating to the financing of OEM IT suppliers, distributors, and resellers. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Notes to Consolidated Financial Statements – (continued)

End of Notes

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

SELECTED QUARTERLY DATA

(UNAUDITED)

(Dollars in millions)	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$449	$433	$452	$446	$1,779
Net margin	300	259	268	256	1,083
Income before income taxes (1)	191	148	184	208	731
Net income (1)	149	117	144	187	597

(Dollars in millions)	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$444	$413	$418	$427	$1,702
Net margin	300	266	264	280	1,109
Income before income taxes (1)	178	145	165	267	755
Net income (1)	137	112	127	374	750

(1)

Includes benefits associated with U.S. tax reform of $7 million for the year ended December 31, 2018, including $9 million in the fourth quarter of 2018, and $162 million in the fourth quarter and year ended December 31, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The company’s management evaluated, with the participation of the Chairman and President, and the Vice President, Finance, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chairman and President, and the Vice President, Finance have concluded that the company’s disclosure controls and procedures were effective as of the end of the latest quarter.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting. There has been no change in the company's internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services.

As an indirect, wholly owned subsidiary of IBM, our principal accounting fees and services are subject to the pre-approval policies and procedures that govern all fees paid to, and all services performed by, PricewaterhouseCoopers (PwC) for audit and audit-related professional services and tax-related advice and services to IBM. For additional information regarding IBM’s policies and procedures, see IBM’s Proxy Statement to be filed with the SEC and delivered to IBM stockholders in connection with IBM’s Annual Meeting of Stockholders to be held on April 30, 2019. The appointment of PwC as IBM’s independent registered public accounting firm was ratified by majority vote of IBM’s shareholders during the annual shareholder’s meeting on April 24, 2018 (see IBM’s 8-K filed with the SEC on April 27, 2018).

The fees for services provided to IBM Credit by PwC for the fiscal periods indicated:

(Dollars in millions)	2018	2017
Audit Fees	$6.6	$10.2
Audit-Related Fees	0.3	0.5
Tax Fees	—	—
All Other Fees	—	—
Total	$6.9	$10.7

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.	Financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2018, 2017 and 2016 as indexed below.
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

(4)	Instruments defining the rights of security holders.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

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

The instruments defining the rights of the holders of the Floating Rate Notes due 2020, 3.450% Notes due 2020 and 3.600% Notes due 2021 are Exhibits 4.1, 4.2, and 4.3 to the Form 8-K filed November 29, 2018, and are hereby incorporated by reference.

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

The $2,500,000,000 364-Day Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the Several Lenders from time to time parties to such Agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.1 to the Form 8-K filed July 20, 2018, and is hereby incorporated by reference.

The Amended and Restated $2,500,000,000 Three Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the Several Lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.2 to the Form 8-K filed July 20, 2018, and is hereby incorporated by reference.

(11)	Statement re computation of per share earnings	Not applicable

(12)	Statement re computation of ratios	Not applicable

(13)	Annual report to security holders	Not applicable

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(18)	Letter re change in accounting principles	Not applicable

(19)	Previously unfiled documents	Not applicable

(21)	Subsidiaries of the registrant	Not applicable*

(22)	Published report regarding matters submitted to vote of security holders	Not applicable

(23)	Consent of Independent Registered Public Accounting Firm	23.1

(24)	Powers of attorney	24.1

	Resolution of the IBM Credit Board of Managers authorizing execution of this report by Powers of Attorney	24.2

(31)	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.1

	Certification by principal financial officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.2

(32)	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101

*IBM Credit has omitted this exhibit pursuant to General Instruction I(2)(b) of Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

By:	/s/ William J. Smith III
William J. Smith III
Chairman and President

Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Smith III	Chairman and President	February 27, 2019
William J. Smith III	(Chief Executive Officer)

/s/ Adam Wilson	Vice President, Finance	February 27, 2019
Adam Wilson	(Chief Financial Officer)

/s/ Henry Voldman	Director, Finance	February 27, 2019
Henry Voldman	(Controller)

Elizabeth A. Barzelatto	Manager	By:	/s/ Todd Hutchen
Simon J. Beaumont	Manager		Todd Hutchen
Robert F. Del Bene	Manager		Attorney-in-fact

		Date:	February 27, 2019

SCHEDULE II

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in millions)

	Balance at				Balance at
	Beginning				End
Description	of Period	Additions [1]	Write-offs [2]	Other [3]	of Period
Allowance For Credit Losses:
2018	$213	$9	$(21)	$(8)	$192

2017	$277	$15	$(91)	$11	$213

2016	$626	$72	$(111)	$(309)	$277

(1)	Additions for allowance for credit losses are charged to expense accounts.
(2)	For additional information regarding write-offs, see note A, "Significant Accounting Policies," to the Consolidated Financial Statements.
(3)

In 2016, the amount in "Other" reflects the reduction in allowance for credit losses associated with certain impaired receivables that were retained by IBM due to IBM's ongoing collection efforts. In addition, the amount in "Other" also comprises currency translation adjustments in all periods reported. For additional information, see note A, "Significant Accounting Policies," to the Consolidated Financial Statements.