Form 10-Q
period 2019-03-31
IBM CREDIT LLC
filed 2019-04-30
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2019

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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Revenue
Financing revenue	$404	$365
Operating lease revenue	78	84
Total revenue	$482	$449
Financing cost (related party cost of $74 in 2019 and $57 in 2018)	$160	$102
Depreciation of equipment under operating lease	45	48
Net margin	$277	$300
Expense and other (income)
Selling, general and administrative	$97	$98
Provision for credit losses	4	9
Other (income) and expense	(18)	1
Total expense and other (income)	$83	$109
Income before income taxes	$193	$191
Provision for income taxes	150	42
Net income	$43	$149

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net income	$43	$149
Other comprehensive income/(loss), before tax:
Foreign currency translation	3	70
Retirement-related benefit plans (1)	0	1
Other comprehensive income/(loss), before tax	3	71
Income tax benefit related to items of other comprehensive income	3	11
Other comprehensive income/(loss), net of tax	$6	$82
Total comprehensive income	$49	$230

(1)	Amounts represented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Assets:
Cash and cash equivalents	$1,573	$1,828
Financing receivables	23,431	25,848
(net of allowances of $171 in 2019 and $174 in 2018)
Equipment under operating leases	345	386
(net of accumulated depreciation of $286 in 2019 and $283 in 2018)
Financing receivables from IBM	3,869	3,609
Receivables purchased/participated from IBM	5,331	5,433
(net of allowances of $11 in 2019 and $18 in 2018)
Other receivables from IBM	301	2,019
Other assets	366	373
Total assets	$35,217	$39,497

Liabilities:
Accounts payable	$1,362	$1,705
Accounts payable to IBM	950	3,044
Debt	10,577	10,954
Debt payable to IBM	18,367	19,580
Taxes	594	547
Other liabilities	203	246
Total liabilities	$32,053	$36,076
Member’s interest:
Member's interest	3,191	3,216
Retained earnings	—	238
Accumulated other comprehensive income/(loss)	(27)	(33)
Total member's interest	$3,164	$3,420
Total liabilities and member’s interest	$35,217	$39,497

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash flows from operating activities:
Net income	$43	$149
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	4	9
Depreciation	45	48
Deferred taxes	(2)	(25)
Net (gain)/loss on asset sales and other	(6)	(44)
Change in operating assets and liabilities:
Other assets/other liabilities	4	103
Net cash provided by operating activities	$88	$240

Cash flows from investing activities:
Originations of financing receivables	$(4,219)	$(4,943)
Collection of financing receivables	4,023	3,751
Short-term financing receivables - net (1)	46	863
Purchase of equipment under operating leases	(20)	(57)
Proceeds from disposition of equipment under operating lease	13	15
Other receivables from IBM - net	1,738	(214)
Other investing activities - net	(10)	(65)
Net cash provided by/(used in) investing activities	$1,572	$(650)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$2,545	$4,841
Principal payments on debt from IBM	(2,388)	(4,299)
Proceeds from issuance of debt	300	2,122
Principal payments on debt	(196)	(247)
Short-term borrowings from/(repayments to) IBM - net (1)	(1,299)	(2,517)
Short-term borrowings/(repayments) - net (1)	(500)	480
Distributions to IBM	(370)	(490)
Net cash used in financing activities	$(1,910)	$(111)

Effect of exchange rate changes on cash and cash equivalents	$(5)	$11
Net change in cash and cash equivalents	$(255)	$(510)

Cash and cash equivalents at January 1	1,828	2,680
Cash and cash equivalents at March 31	$1,573	$2,170

(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2019	$3,216	$238	$(33)	$3,420
Net income plus other comprehensive income/(loss):
Net income		43		43
Other comprehensive income/(loss), net of tax			6	6
Total comprehensive income/(loss)				$49
Contributions from IBM (1)	64			64
Distributions to IBM	(88)	(282)		(370)
Member’s Interest, March 31, 2019	$3,191	$—	$(27)	$3,164

(1) Includes $64 million non-cash equity contribution from IBM. Refer to note 9, "Relationship with IBM and Related Party Transactions."

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle (1)		5	(5)	—
Net income plus other comprehensive income/(loss):
Net income		149		149
Other comprehensive income/(loss), net of tax			82	82
Total comprehensive income/(loss)				$230
Distributions to IBM	(34)	(456)		(490)
Member’s Interest, March 31, 2018	$3,067	$—	$234	$3,302

(1) Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, "Accounting Changes."

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

Member’s Interest in the Consolidated Statement of Financial Position represents the accumulation of the company’s net income over time and contributions from IBM and distributions to IBM. Distributions by the company to IBM are considered first to be a return of profit as reflected in retained earnings in the Consolidated Statement of Financial Position. Any amount distributed to IBM in excess of the company’s available balance in retained earnings is considered a return of a portion of member’s interest as reflected in the Consolidated Statement of Financial Position.

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

In the first quarter of 2019, the company reported a provision for income taxes of $150 million and an effective tax rate of 77.5 percent, compared to a provision of $42 million and an effective tax rate of 22.0 percent in the first quarter of 2018. The change in the effective tax rate was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. In accordance with the previously executed Tax Sharing Agreement between IBM and the company, $64 million of the resulting liability was settled through a non-cash contribution to member’s interest. For additional information, refer to Note 9, “Relationship with IBM and Related Party Transactions.”

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

Notes to Consolidated Financial Statements — (continued)

2.  Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changed the disclosure requirements for fair value measurements. The guidance is effective on January 1, 2020 with early adoption of certain provisions permitted. The company early adopted the provision in the fair value guidance that removed the Level 1/Level 2 transfer disclosures. The company is evaluating the adoption date for the remaining changes. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In June 2016, with amendments in 2018, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. A cross-functional team was established that is evaluating the financial instruments portfolio and the system, process and policy change requirements and continues to make substantial progress. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020 with one-year early adoption permitted. The company will adopt the guidance as of the effective date and is continuing to evaluate the impact.

Standards Implemented

The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company adopted the guidance effective January 1, 2019 using the transition option whereby prior comparative periods were not retrospectively presented in the consolidated financial statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDC’s). From a lessor perspective, the changes in lease termination guidance, IDC and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact on the consolidated financial results. There are no material impacts of adoption from a lessee perspective as there are no material lease arrangements in which the company is a lessee. Refer to note 4, “Leases,” for additional information, including further discussion on the impact of adoption.

In February 2018, the FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) (AOCI) to retained earnings. The guidance was effective January 1, 2019, with early adoption permitted, and can be applied either in the period of adoption or retrospectively to all applicable periods. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established ceases to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated). This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at the actual cessation date. At adoption on January 1, 2018,  $5 million  was reclassified from AOCI to retained earnings.

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

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that

Notes to Consolidated Financial Statements — (continued)

reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance on January 1, 2018 using the modified-retrospective transition method. The company concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact on the company’s consolidated financial results. The company concluded its assessment of the data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the Notes to the Consolidated Financial Statements and there was no material change to disclosures as a result of the adoption of the guidance.

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

Notes to Consolidated Financial Statements — (continued)

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

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

(Dollars in millions)
At March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$750	$—	$750
Money market funds	5	—	—	5
Total	5	750	—	755
Derivative assets (2)	—	21	—	21	(4)
Total assets	$5	$771	$—	$776
Liabilities:
Derivative liabilities (3)	$—	$23	$—	$23	(4)

(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.
(4)

If derivative exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $1 million.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2019 and December 31, 2018, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $17,796 million and $17,276 million and the estimated fair value was $17,829 million and $17,199 million at March 31, 2019 and December 31, 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At March 31, 2019, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $21 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $23 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $1 million. At December 31, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $18 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $37 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $11 million.

Notes to Consolidated Financial Statements — (continued)

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2019 and December 31, 2018, the total notional amount of the company's interest rate swap contracts with IBM was $3,350 million at both periods. The weighted average remaining maturity of these instruments at March 31, 2019 and December 31, 2018, was approximately 2.2 years and 2.4 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at March 31, 2019 and December 31, 2018.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At March 31, 2019 and December 31, 2018, the total notional amount of derivative contracts with IBM designated as net investment hedges was $1,356 million and $1,986 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

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

There were no foreign exchange derivative contracts with third parties outstanding at March 31, 2019 and December  31, 2018.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at March 31, 2019 and December 31, 2018, as well as for the three months ended March 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	3/31/2019	12/31/2018	Classification	3/31/2019	12/31/2018
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$11	$10	Other liabilities	$23	$27
Foreign exchange contracts with IBM	Other assets	10	9	Other liabilities	1	11
	Fair value of derivative assets	$21	$18	Fair value of derivative liabilities	$23	$37

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
	Fair value of derivative assets	$—	$—	Fair value of derivative liabilities	$—	$—

Total		$21	$18		$23	$37

As of March 31, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Debt:
Carrying amount of the hedged item	$(3,335)	$(3,310)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	9	34

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended March 31:	2019	2018	2019	2018
Financing cost	$160	$102	$4	$9
Other (income) and expense	(18)	1	—	1

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged (2)
For the three months ended March 31:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$20	$(21)	$(25)	$23

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	1	N/A	N/A
Total		$20	$(20)	$(25)	$23

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing (3)
For the three months ended March 31:	2019	2018	Line Item	2019	2018	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(10)	$(43)	Financing cost	$—	$—	$10	$7

Total	$(10)	$(43)		$—	$—	$10	$7

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

N/A - Not Applicable

For the three months ending March 31, 2019 and 2018, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

4. Leases:

Accounting for leases as a lessee

IBM Credit’s global operations are primarily conducted in IBM leased or owned facilities, whereby IBM charges the company for occupancy expenses based on square footage space usage, with no fixed term commitment. As such, these arrangements do not represent leases and the company did not record any ROU assets or associated lease liabilities in the Consolidated Statement of Financial Position at January 1, 2019. For additional information, see Note 9, “Relationship with IBM and Related Party Transactions.” The company has no other material lease arrangements in which it is a lessee.

Accounting for leases as lessor

The company enters into leases as a means to provide financing to its clients. Assets under lease include new and used IBM equipment and certain original equipment manufacturers’ (OEM) IT products. Equipment generally consists of IBM Z, Power Systems and Storage Systems.

When entering into a contract with its clients, the company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the client has the right to control that asset.

The company determines whether there is a right to control the use of the asset by assessing the client’s rights to obtain substantially all of the economic benefits from the use of the identified asset and rights to direct the use of the identified asset. The company determines the classification of the lease at the lease commencement date.

Lease payments due to IBM Credit are typically fixed and paid in equal installments over the lease term. The majority of the company’s leases do not contain variable payments that are dependent on an index or a rate. Variable lease payments that do not depend on an index or a rate (e.g., property taxes) that are paid directly by the company and are reimbursed by the client, are recorded as finance income, along with the related cost, in the period in which collection of these payments is probable. Payments that are made directly by the client to a third party, including certain property taxes and insurance, are not considered part of variable payments and therefore are not recorded by the company. The company has made a policy election to exclude from consideration in contracts all collections from sales and other similar taxes.

The company’s payment terms for leases are typically unconditional. Therefore, while the client could terminate the lease prior to the end of the lease term, the client would be required to pay the remaining lease payments in full. At the end of the lease term, the company allows the client to either return the equipment, purchase the equipment or renew the lease based on mutually agreed upon terms. With respect to a client purchase of leased assets, the lease agreement would include an option to purchase the equipment at either a stated price or at the then-current fair market value of the equipment at the end of the lease.

The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the three months ended March 31:	2019
Financing lease revenue	$55
Operating lease revenue	78
Variable lease revenue	11
Total lease revenue	$144

Notes to Consolidated Financial Statements — (continued)

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated guaranteed and unguaranteed residual value of the equipment, less unearned income and allowance for credit losses.  At March 31, 2019, the unguaranteed residual value of sales-type and direct financing leases was $472 million. For further information on the company’s investment in leases, including guaranteed and unguaranteed residual values, refer to note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

IBM Credit enters into lease arrangements for the purpose of generating revenue by providing financing. As a result, any profit or loss at the lease commencement date is presented on a net basis within a single line item on the Consolidated Statement of Earnings. Under a net sales-type lease, eligible IDCs are deferred and recognized over the lease term. Over the term of a sales-type lease, the company recognizes financing revenue on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

For a direct financing lease, the investment in lease is measured similarly to a sales-type lease, however, the net investment in the lease is reduced by any selling profit, which is typically zero. In a direct financing lease, the selling profit and IDCs are deferred at commencement and recognized over the lease term. The company rarely enters into direct financing leases. Prior to the adoption of the new lease guidance, the company’s leases were generally classified as direct financing leases. Due to the changes in the lease classification requirements under the new lease guidance, the company’s leases are generally classified as sales-type leases and presented on a net basis.

The estimated residual value represents the estimated fair value of the equipment under lease at the end of the lease. Estimating residual value is a risk unique to financing activities, and management of this risk is dependent upon the ability to accurately project future equipment values at lease inception. The company has insight into product plans and cycles for the IBM products under lease. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment and obtaining forward-looking product information such as marketing plans and technology innovations.

The company optimizes the recovery of residual values by extending lease arrangements with existing clients. The company has historically managed residual value risk both through insight into its own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing activities. For the three months ended March 31, 2019 and 2018,  impairment of residual values was immaterial.

Notes to Consolidated Financial Statements — (continued)

The following table provides a maturity analysis of the lease payments due to IBM Credit on sales-type and direct financing leases over the next five years and thereafter, with the exception of 2019, which presents the undiscounted cash flows for the remaining nine months of the year, as well as a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at March 31, 2019:

(Dollars in millions)	Total
2019	$1,691
2020	1,638
2021	1,018
2022	468
2023	103
Thereafter	6
Total undiscounted cash flows	$4,923
Present value of lease payments (recognized as financing receivables)	4,536	*
Difference between undiscounted cash flows and discounted cash flows	$387

*The present value of the lease payments will not equal the financing receivable balance in the Statement of Financial Position due to certain items, including IDCs, allowance for credit losses and residual value, which are included in the financing receivable balance, but are not included in the future lease payments.

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within Equipment under Operating Lease in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At March 31, 2019, the unguaranteed residual value of equipment under operating leases was $106 million.

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records financing revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

The following table provides a maturity analysis of the undiscounted lease payments due to IBM Credit on operating leases over the next five years and thereafter, at March 31, 2019, with the exception of 2019, which presents the undiscounted cash flows for the remaining nine months of the year:

(Dollars in millions)	Total
2019	$162
2020	122
2021	40
2022	2
2023	0
Thereafter	—
Total undiscounted cash flows	$327

Assets under operating lease are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.

5.  Financing Receivables, Receivables Purchased/Participated from IBM:

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

Notes to Consolidated Financial Statements — (continued)

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

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At March 31, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,923	$9,902	$8,988	$23,814
Unearned income	(387)	(33)	(436)	(856)
Deferred initial direct costs	40	—	66	107
Recorded investment	$4,576	$9,869	$8,619	$23,065
Allowance for credit losses	(58)	(15)	(98)	(171)
Unguaranteed residual value	472	—	—	472
Guaranteed residual value	65	—	—	65
Total financing receivables, net	$5,056	$9,854	$8,521	$23,431

Purchased and
Participated
(Dollars in millions)	Receivables
At March 31, 2019:	From IBM
Short-term purchased receivables from IBM	$1,434
Allowance for credit losses	(5)
Total short-term purchased receivables from IBM, net	$1,430

Long-term participated receivables from IBM	$3,908
Allowance for credit losses	(6)
Total long-term participated receivables from IBM, net	$3,902

Total purchased and participated receivables from IBM, net	$5,331

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,120	$11,422	$9,694	$26,236
Unearned income	(411)	(36)	(453)	(900)
Deferred initial direct costs	46	—	73	119
Recorded investment	$4,755	$11,386	$9,314	$25,455
Allowance for credit losses	(65)	(11)	(98)	(174)
Unguaranteed residual value	491	—	—	491
Guaranteed residual value	77	—	—	77
Total financing receivables, net	$5,258	$11,374	$9,216	$25,848

Notes to Consolidated Financial Statements — (continued)

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2018:	From IBM
Short-term purchased receivables from IBM	$1,373
Allowance for credit losses	(4)
Total short-term purchased receivables from IBM, net	$1,369

Long-term participated receivables from IBM	$4,079
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$4,065

Total purchased and participated receivables from IBM, net	$5,433

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $868 million and $710 million at March 31, 2019 and December 31, 2018, respectively.

The company did not have any financing receivables held for sale as of March 31, 2019 and December 31, 2018.

Financing Receivables by Portfolio Segment

The following tables present Client Financing receivables on a gross basis, excluding the allowance for credit losses and residual value, by portfolio segment and by class, excluding Commercial Financing receivables and other miscellaneous financing receivables at March 31, 2019 and December 31, 2018.  Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,358	$632	$586	$4,576
Loan receivables	5,674	2,100	845	8,619
Participated receivables from IBM	652	1,587	1,669	3,908
Ending balance	$9,684	$4,319	$3,100	$17,104
Recorded investment collectively evaluated for impairment	$9,585	$4,294	$3,087	$16,966
Recorded investment individually evaluated for impairment	$99	$25	$13	$138

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(3)	$(9)	$—	$(13)
Recoveries	—	0	0	0
Provision	4	(5)	0	(1)
Foreign currency translation adjustment	(1)	—	0	(1)
Other	—	0	0	—
Ending balance at March 31, 2019	$106	$38	$17	$162
Lease receivables	$35	$11	$11	$58
Loan receivables	$70	$24	$4	$98
Participated receivables from IBM	$1	$3	$2	$6

Related allowance, collectively evaluated for impairment	$33	$13	$4	$49
Related allowance, individually evaluated for impairment	$74	$25	$13	$112

Write-offs of lease and loan receivables were $8 million and $5 million, respectively, for the three months ended March 31, 2019. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $1 million, $5 million and a reduction of $7 million, respectively, for the three months ended March 31, 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $98 million, $30 million and $13 million, respectively, for the three months ended March 31, 2019 and $65 million, $39 million and $19 million, respectively, for the three months ended March 31, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2018:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,433	$687	$635	$4,755
Loan receivables	6,167	2,231	916	9,314
Participated receivables from IBM	735	1,627	1,717	4,079
Ending balance	$10,335	$4,545	$3,268	$18,147
Recorded investment collectively evaluated for impairment	$10,239	$4,505	$3,254	$17,998
Recorded investment individually evaluated for impairment	$96	$39	$13	$149

Allowance for credit losses
Beginning balance at January 1, 2018
Lease receivables	$42	$6	$15	$62
Loan receivables	57	34	4	96
Participated receivables from IBM	9	4	2	14
Total	$107	$43	$21	$172
Write-offs	$(6)	$(1)	$(8)	$(16)
Recoveries	0	0	2	2
Provision	11	13	3	27
Foreign currency translation adjustment	(6)	(3)	(1)	(10)
Other	1	1	1	2
Ending balance at December 31, 2018	$107	$53	$17	$177
Lease receivables	$38	$17	$10	$65
Loan receivables	$66	$28	$5	$98
Participated receivables from IBM	$3	$8	$3	$14

Related allowance, collectively evaluated for impairment	$38	$15	$4	$56
Related allowance, individually evaluated for impairment	$69	$38	$13	$120

Write-offs of lease receivables and loan receivables were $13 million and $3 million, respectively, for the year ended December 31, 2018. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $9 million, $6 million and $12 million, respectively, for the year ended December 31, 2018.

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

Past Due Financing Receivables

The company considers a clients’ financing receivables past due when an installment is aged over 90 days. The following table summarizes the information about the recorded investment in lease and loan receivables and participated receivables from IBM, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and accruing, and recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At March 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,358	$280	$239	$13	$41
EMEA	632	38	22	3	16
Asia Pacific	586	14	2	—	11
Total lease receivables	$4,576	$331	$263	$16	$68

Americas	$5,674	$193	$128	$22	$64
EMEA	2,100	56	10	3	46
Asia Pacific	845	5	2	1	3
Total loan receivables	$8,619	$253	$140	$26	$114

Americas	$652	$5	$5	$3	$—
EMEA	1,587	6	6	2	—
Asia Pacific	1,669	—	—	—	—
Total participated receivables from IBM	$3,908	$11	$11	$4	$—

Total	$17,104	$596	$414	$47	$182

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $138 million is individually evaluated for impairment with a related allowance of $112 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,433	$288	$247	$18	$44
EMEA	687	24	9	1	15
Asia Pacific	635	29	19	2	11
Total lease receivables	$4,755	$341	$275	$21	$70

Americas	$6,167	$217	$161	$22	$61
EMEA	2,231	80	24	3	57
Asia Pacific	916	13	9	1	4
Total loan receivables	$9,314	$310	$194	$25	$122

Americas	$735	$11	$11	$2	$—
EMEA	1,627	9	4	1	5
Asia Pacific	1,717	—	—	—	—
Total participated receivables from IBM	$4,079	$20	$15	$3	$5

Total	$18,147	$671	$484	$49	$197

(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $149 million is individually evaluated for impairment with a related allowance of $120 million.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at March 31, 2019 and December 31, 2018.  Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At March 31, 2019:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$285	$9	$45	$673	$49	$102	$380	$72	$68
A1 – A3	761	108	237	859	139	256	76	100	733
Baa1 – Baa3	933	122	118	1,514	604	171	81	800	507
Ba1 – Ba2	673	181	72	1,412	595	208	48	532	295
Ba3 – B1	430	128	60	562	401	56	59	66	36
B2 – B3	197	58	37	511	263	42	8	14	27
Caa – D	44	15	6	75	26	6	—	—	1
Total	$3,323	$621	$575	$5,605	$2,076	$841	$651	$1,584	$1,667

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2018	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$520	$24	$49	$935	$79	$71	$112	$58	$134
A1 – A3	617	82	241	1,108	269	351	133	198	659
Baa1 – Baa3	807	214	169	1,450	704	246	174	517	463
Ba1 – Ba2	772	207	102	1,387	681	149	167	500	280
Ba3 – B1	391	90	36	703	297	52	84	218	99
B2 – B3	264	47	26	475	156	37	57	114	70
Caa – D	23	5	3	42	17	5	5	12	9
Total	$3,395	$670	$625	$6,101	$2,204	$912	$733	$1,618	$1,714

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2019 or for the year ended December 31, 2018.

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

Notes to Consolidated Financial Statements — (continued)

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended March 31, 2019:
Total revenue	$322	$160	$482
Pre-tax income	117	76	193
Depreciation of equipment under operating lease	45	—	45
Financing cost	107	53	160
Provision for/(benefit from) credit losses	(1)	5	4

For the three months ended March 31, 2018:
Total revenue	$308	$142	$449
Pre-tax income	128	63	191
Depreciation of equipment under operating lease	48	—	48
Financing cost	69	33	102
Provision for/(benefit from) credit losses	10	(1)	9

Notes to Consolidated Financial Statements — (continued)

7.  Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$3	$3	$6
Retirement-related benefit plans (1):
Prior service costs/(credits)	$—	$—	$—
Net (losses)/gains arising during the period	0	0	0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$3	$3	$6

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$70	$11	$81
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$1	$0	$1
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$71	$11	$82

(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 8, "Retirement-Related Benefits," for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	6	0	6
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	6	0	6
March 31, 2019	$(17)	$(10)	$(27)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	81	0	81
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	81	1	82
March 31, 2018	$241	$(7)	$234

*    Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**  Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note 2, "Accounting Changes."

8.  Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer or multiple-employer plans as required by local regulations.

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s Consolidated Statement of Earnings. The amounts of expense attributed to the company by IBM for the three months ended March 31, 2019 and 2018 were not material.

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

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three months ended March 31, 2019 and 2018 were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three months ended March 31, 2019 and 2018 were not material.

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

Notes to Consolidated Financial Statements — (continued)

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

The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $50 million in the three months ended March 31, 2019, an increase of $1 million as compared to the same period in 2018. The interest income is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. For the three months ended March 31, 2019, finance income earned from these receivables was $15 million, an increase of $2 million as compared to the same period in 2018. The finance income is included in financing revenue in the Consolidated Statement of Earnings. Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit LLC purchases interests in IBM's trade accounts receivable. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended March 31, 2019, the interest income earned from these receivables was $44 million, an increase of $5 million as compared to the same period in 2018. Interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,869 million at March 31, 2019 and $3,609 million at December 31, 2018.

The amount of other receivables from IBM of $301 million and $2,019 million at March 31, 2019 and December 31, 2018, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $282 million at March 31, 2019 and $2,014 million at December 31, 2018.  The decline in the first quarter of 2019 was driven by the company’s decision to utilize its excess cash to retire a portion of its debt with IBM. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and in the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $8 million and $6 million in the three months ended March 31, 2019 and 2018, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended March 31, 2019 was $49 million, an increase of $2 million as compared to the same period in 2018. These fees are included in financing

Notes to Consolidated Financial Statements — (continued)

revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $74 million and $57 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 11, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $48 million and $52 million in the three months ended March 31, 2019 and 2018, respectively.

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

The outstanding amount of accounts payable to IBM of $950 million at March 31, 2019, and $3,044 million at December 31, 2018, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $2 million and $8 million for the three months ended March 31, 2019 and 2018, respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

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

In the first quarter of 2019, the company reported a provision for income taxes of $150 million and an effective tax rate of 77.5 percent, compared to a provision of $42 million and an effective tax rate of 22.0 percent in the first quarter of 2018. The change in the effective tax rate was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. In accordance with

Notes to Consolidated Financial Statements — (continued)

the previously executed Tax Sharing Agreement between IBM and the company, $64 million of the resulting liability was settled through a non-cash contribution to member’s interest. This contribution is included in the Consolidated Statement of Changes in Member’s Interest as Contributions from IBM.

10.  Divestiture:

In the fourth quarter of 2018, IBM entered into a definitive agreement to sell certain commercial financing capabilities and assign a number of its commercial financing contracts, excluding related receivables which will be collected as they become due in the normal course of business. The transaction closed in the first quarter of 2019 and resulted in a pre-tax gain of $16 million. The cash proceeds from the divestiture of $20 million are expected to be remitted to the company by IBM in the second quarter of 2019.

11.  Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables below.

Short-Term Debt

	Balance	Balance
(Dollars in millions)	3/31/2019	12/31/2018
Commercial paper	$2,494	$2,995
Short-term loans	22	17
Secured borrowings	28	23
Debt	$2,543	$3,035
Debt payable to IBM	8,605	10,223
Total	$11,148	$13,258

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

The weighted-average interest rate for commercial paper was 2.5 percent at March 31, 2019 and December 31, 2018.

The weighted-average interest rate for short-term loans was 7.2 percent and 4.3 percent at March 31, 2019 and December 31, 2018, respectively, and relates primarily to borrowings in Latin America in 2019 and in Asia Pacific in 2018.

The weighted-average interest rate for secured borrowings was 6.8 percent and 6.9 percent at March 31, 2019 and December 31, 2018, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $28 million at March 31, 2019 and $23 million at December 31, 2018.

The weighted-average interest rate for debt payable to IBM was 1.3 percent and 1.6 percent at March 31, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2019	12/31/2018
Long-term notes (weighted-average interest rate at March 31, 2019)
2.1%	2019	$1,400	$1,400
3.3%	2020	1,500	1,500
2.8%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$7,000	$7,000

Long-term loans (6.2% weighted-average interest rate at March 31, 2019)	2019-2021	213	276
Secured borrowings (5.1% weighted-average interest rate at March 31, 2019)	2019-2024	840	687
Long-term debt		$8,053	$7,964
Less: net unamortized discount		2	2
Less: net unamortized debt issuance costs		7	9
Less: fair value adjustment*		9	34
Debt		$8,034	$7,919
Debt payable to IBM (1.4% weighted-average interest rate at March 31, 2019)		9,762	9,357
Total		$17,796	$17,276

*The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $840 million at March 31, 2019 and $687 million at December 31, 2018.

The company has a shelf registration statement in place with the U.S. Securities and Exchange Commission (SEC) allowing it to offer for sale public debt securities. The company issued fixed- and floating-rate debt securities in September 2017 in the aggregate amount of $3,000 million with maturity dates ranging from 2019 to 2022. During 2018, the company issued fixed- and floating-rate debt securities in the aggregate amount of $4,000 million with maturity dates ranging from 2020 to 2023. The net proceeds from the issuance of debt securities are utilized for general corporate purposes. This debt is included in the long-term debt table above.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens as such term is defined under the indenture) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at March 31, 2019 are as follows:

	2019					2024 and
(Dollars in millions)	(Q2-Q4)	2020	2021	2022	2023	beyond	Total
Long-term debt	$1,775	$1,898	$3,063	$560	$757	$0	$8,053
Debt payable to IBM	3,235	3,068	1,834	1,188	335	102	9,762
Total	$5,010	$4,966	$4,898	$1,748	$1,092	$102	$17,815

Notes to Consolidated Financial Statements — (continued)

Interest on Debt

The company recognized interest expense of $150  million for the three months ended March 31, 2019, of which $74 million was interest expense on debt payable to IBM. The company recognized interest expense of $102 million for the three months ended March 31, 2018, of which $57 million was interest expense on debt payable to IBM.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 19, 2018, IBM and the company (the Borrowers) entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year. The new maturity date for the Three-Year Agreement is July 20, 2021. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of March 31, 2019, the company had no borrowings outstanding against the Credit Agreements.

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

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement , see note 9, “Relationship with IBM and Related Party Transactions.”

12.  Contingencies:

The company is, or may be, involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and proceedings that arise in the ordinary course of its business. Certain of these actions and proceedings are similar to suits filed against other financial institutions and captive finance companies. These may include collection and bankruptcy proceedings related to its leases and loans and proceedings concerning client allegations of wrongful repossession or defamation of credit.

The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses (individually or in the aggregate). In addition, the company also discloses matters based on its consideration of other matters and

Notes to Consolidated Financial Statements — (continued)

qualitative factors, including the experience of other companies in the industry, and investor, client and employee relations considerations.

In accordance with the relevant accounting guidance, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2019 were not material to the Consolidated Financial Statements.

Also in accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of March 31, 2019, there were no matters for which the likelihood of material loss is at least reasonably possible.

13.  Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $7,635 million and $7,112 million at March 31, 2019 and December 31, 2018, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $384 million and $495 million at March 31, 2019 and December 31, 2018, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2019

Financial Results Summary - Three Months Ended March 31:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018	Change
Revenue	$482	$449	7.4%
Net margin	$277	$300	(7.7)%
Net margin percentage	57.4%	66.8%	(9.4)	pts.
Total expense and other (income)	$83	$109	(23.5)%
Income before income taxes	$193	$191	1.4%
Provision for income taxes	$150	$42	NM
Net income	$43	$149	(70.8)%
Net income margin	9.0%	33.1%	(24.1)	pts

NM - Not Meaningful

			Yr.-to-Date
	At March 31,	At December 31,	Percent
(Dollars in millions)	2019	2018	Change
Assets	$35,217	$39,497	(10.8)%
Liabilities	$32,053	$36,076	(11.2)%
Member’s interest	$3,164	$3,420	(7.5)%

Debt-to-Equity

	At March 31,		At December 31,
	2019		2018
Debt-to-Equity Ratio *	9.1	x	8.9	x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
For the three months ended March 31:	2019	2018
Net income	$43	$149
Annualized net income	174	595
Average equity (1)	3,292	3,432
Return on equity (2)	5.3%	17.3%

(1)	Average of the ending Member’s interest for the last two quarters
(2)	The company’s return on equity is calculated by dividing annualized net income by the average ending balance of member’s interest for the last two quarters, for the reporting periods presented.

Management Discussion – (continued)

Financial Performance Summary — Three Months Ended March 31:

In the first quarter of 2019, the company delivered revenue of $482 million and net income of $43 million compared to revenue of $449 million and net income of $149 million in the same period of 2018. In the first quarter of 2019, return on equity was 5.3 percent, compared to 17.3 percent in the prior year period.

Total revenue increased $33 million, or 7.4 percent, in the first quarter of 2019 as compared to the same period in 2018, driven by increases in financing revenue of $39 million, or 10.6 percent, partially offset by declines in operating lease revenue of $6 million, or 6.8 percent. The increase in financing revenue was driven by increases in commercial and client financing yields. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period. The decline in operating lease revenue was driven by a decline in the average asset balance when compared to the prior year.

From a segment perspective, Client Financing revenue of $322 million in the first quarter of 2019 increased 4.7 percent as compared to the prior-year period. The increase was driven by higher asset yields in the current year period. Commercial Financing revenue of $160 million in the first quarter of 2019 increased 13.1 percent as compared to the first quarter of 2018. The increase in revenue was driven by increases in average financing assets and increases in yields.

From a geographic perspective, Americas revenue of $281 million in the first quarter increased 14.8 percent when compared to the prior-year period. EMEA revenue of $127 million declined 0.9 percent and Asia Pacific revenue of $74 million declined 2.7% when compared to the first quarter of 2018.

In the first quarter of 2019, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $277 million, a decrease of 7.7 percent when compared to the same period in 2018. Increased financing costs of $59 million, or 57.7 percent, were offset by increases in revenues and declines in depreciation expense of $2 million, or 5.2 percent, when compared to the same period in the prior year. The increase in financing cost was due to an increase in interest rates when compared to the same period in 2018. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 57.4 percent in the first quarter of 2019 decreased 9.4 points as compared to the net margin percentage in the same period in 2018.

Total expense and other (income) of $83 million in the first quarter of 2019 decreased $26 million, or 23.5 percent, compared to the same period in 2018. The year-to-year decline was driven by an increase in other income and lower provisions for credit losses.

Pre-tax income of $193 million in the first quarter of 2019 increased 1.4 percent as compared to the first quarter of 2018. The increase in 2019 was primarily driven by increases in other income and lower provisions for credit losses, partially offset by declines in net margin. The pre-tax income margin in the first quarter of 2019 of 40.1 percent decreased on a year-to-year basis by 2.4 points.

The effective tax rate was 77.5 percent in the first quarter of 2019, an increase of 55.5 points compared to the first quarter of 2018. The change in the effective tax rate was driven by discrete tax charges occurring in the first quarter of 2019, primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax.

Net income of $43 million decreased $105 million, or 70.8 percent, in the first quarter of 2019 as compared to the same period in 2018. The decline was primarily driven by the increase in the provision for income taxes. In the first quarter of 2019, net income margin was 9.0 percent, a decrease of 24.1 points on a year-to-year basis.

Return on equity was 5.3 percent in the first quarter of 2019, a decrease of 12.1 points when compared to the prior-year period, driven by the decrease in net income.

The company generated $88 million in cash flow from operating activities in the first quarter of 2019, a decrease of $152 million when compared to the first quarter of 2018. Net cash provided by investing activities of $1,572 million in the

Management Discussion – (continued)

first quarter of 2019 increased $2,222 million when compared to the prior-year period, primarily driven by a decrease in the investment of excess cash with IBM. Net cash used for financing activities of $1,910 million in the first quarter of 2019, increased $1,799 million when compared to the first quarter of 2018.

First Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the first quarter of 2019  versus the first quarter of 2018. The table below presents each reportable segment’s revenue and net margin results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018	Change
Client Financing
Revenue	$322	$308	4.7%
Net margin	170	191	(11.2)%
Net margin percentage	52.7%	62.2%	(9.5)	pts.
Pre-tax income	$117	$128	(8.6)%
Pre-tax margin	36.3%	41.5%	(5.2)	pts.
Commercial Financing
Revenue	$160	$142	13.1%
Net margin	107	109	(1.6)%
Net margin percentage	67.0%	76.7%	(9.7)	pts.
Pre-tax income	$76	$63	21.3%
Pre-tax margin	47.7%	44.6%	3.1	pts.
Total Segments
Revenue	$482	$449	7.4%
Net margin	277	300	(7.7)%
Net margin percentage	57.4%	66.8%	(9.4)	pts.
Pre-tax income	$193	$191	1.4%
Pre-tax margin	40.1%	42.5%	(2.4)	pts.

Client Financing

Client Financing revenue of $322 million in the first quarter of 2019 increased $14 million, or 4.7 percent, as compared to the same period in 2018. The improvement was driven by reporting property tax and insurance as cost and the related revenue on a gross basis of $11 million due to the adoption of the new lease standard, along with increases in yields, offset by a lower average financing asset balance and declines in operating lease revenue of $6 million.

Net margin decreased $21 million, or 11.2 percent, as compared to the prior-year period. The decrease was primarily driven by increases in financing cost of $38 million. The increase in financing cost was due to rising interest rates and reporting property tax and insurance as cost and the related revenue on a gross basis, which was partially offset by a lower average debt balance year to year.

Pre-tax income in the first quarter of 2019 decreased $11 million, or 8.6 percent, as compared to the same period in 2018. Declines in net margin and sales of equipment returned from lease were partially offset by lower expense allocations and lower provisions for credit losses when compared to the prior-year period.

Management Discussion – (continued)

Commercial Financing

Commercial Financing revenue of $160 million in the first quarter of 2019 increased $19 million, or 13.1 percent, when compared to the same period in 2018, driven by increases in yields and higher average financing receivable asset balances.

Net margin in the first quarter of 2019 decreased $2 million, or 1.6 percent when compared to the same period in 2018, with increases in interest expense of $20 million offset by the growth in revenue of $19 million.

Pre-tax income in the first quarter of 2019 increased $13 million, or 21.3 percent, as compared to the same period in 2018, driven by a divestiture gain of $16 million.  For additional information on divestitures, see note 10, “Divestiture,” to the Consolidated Financial Statements.

Geographic Revenue

The following table provides revenue performance by geography:

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Revenue	$482	$449	7.4%
Geographies
Americas	$281	$245	14.8%
Europe/Middle East/Africa (EMEA)	127	128	(0.9)
Asia Pacific	74	76	(2.7)

Total revenue of $482 million increased $33 million, or 7.4 percent, in the first quarter of 2019 compared to the same period in 2018, primarily driven by increased revenue in the Americas.

Americas revenue of $281 million increased $36 million, or 14.8 percent, in the first quarter of 2019 compared to the same period in 2018. Increased financing revenue of $41 million was driven by improvements in commercial financing of $15 million and increases from sales-type lease revenues of $12 million.

EMEA revenue of $127 million decreased $1 million, or 0.9 percent, in the first quarter of 2019 compared to the same period in 2018. Decreases in operating lease revenues and revenues from participated receivables were partially offset by improvements in commercial financing, when compared to the first quarter of 2018.

Asia Pacific revenue of $74 million decreased $2 million, or 2.7 percent, in the first quarter of 2019 when compared to the same period in 2018. The decline was primarily driven by lower revenues from sales-type leases when compared to the same period in the prior year.

Management Discussion – (continued)

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$97	$98	(1.2)%
Provisions for credit losses	4	9	(57.4)
Other (income) and expense	(18)	1	NM
Total expense and other (income)	$83	$109	(23.5)%
Total expense-to-revenue ratio	17.3%	24.3%	(7.0)	pts.

NM - Not Meaningful

Total expense and other (income) of $83 million decreased $26 million, or 23.5 percent, in the first quarter of 2019 as compared to the same period in 2018. For additional information regarding total expense and other (income), see the following analyses by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$46	$43	6.3%
Contracted services	3	4	(1.7)
Functional support services and other related party expenses	48	52	(7.5)
Total selling, general and administrative expense	$97	$98	(1.2)%

SG&A expense decreased $1 million, or 1.2 percent, in the first quarter of 2019 as compared to the first quarter of 2018. Other SG&A increased $3 million while functional support services and other related party expenses were lower by $4 million when compared to the prior-year period. For additional information on functional support services, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses decreased $5 million in the first quarter of 2019 when compared to the first quarter of 2018, due to lower reserve requirements in Latin America and Middle East/Africa, partially offset by higher reserve requirements in North America and China. For additional information on provisions for credit losses, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Management Discussion – (continued)

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$1	$4	(85.0)%
(Gains)/losses on derivative instruments	—	(1)	NM
(Gains)/losses on sale of equipment upon lease termination	(7)	(16)	(54.4)
Other expense and (income)	(11)	15	NM
Total other (income) and expense	$(18)	$1	NM	%

NM - Not Meaningful

Other (income) and expense was $18 million of income in the first quarter of 2019, an increase of $19 million when compared to the same period of 2018. The year-to-year improvement was driven by a pre-tax gain of $16 million from divested commercial financing capabilities which was partially offset by lower gains from sales of equipment returned from lease. For additional information on the divestiture, see note 10, “Divestiture,” to the Consolidated Financial Statements.

Taxes

For the three months ended March 31, 2019, the company recorded a provision for income taxes of $150 million and an effective tax rate of 77.5 percent, compared to a provision of $42 million and an effective tax rate of 22.0 percent for the three months ended March 31, 2018. The year-to-year change in the effective tax rate was driven by discrete tax charges occurring in the first quarter of 2019, primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax.

The company is subject to taxation in the U.S. and various state and foreign jurisdictions. With respect to the company’s U.S. federal and certain state and foreign operations that are included in applicable IBM consolidated tax returns, pursuant to the Tax Sharing Agreement between IBM and the company, any subsequent changes to the company’s income tax liability as a result of valuation allowances and tax examinations are the responsibility of IBM. Therefore, any recognition and subsequent changes in assessment about the sustainability of related tax positions, including interest and penalties, are the responsibility of IBM. As such, there have been no uncertain tax liabilities recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings as the company bears no risk associated with any subsequent change in the sustainability of uncertain tax positions.

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

The amount of unrecognized tax benefits at March 31, 2019 of $10 million increased $5 million from December 31, 2018.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported for the first quarter of 2019 would have been $13 million higher due to a difference in the calculation of the “Global Intangible Low-Taxed Income” provision resulting from U.S. tax reform. For the period ended March 31, 2018, there was no material difference in the total taxes included in net income using the separate return method without modification for the benefits-for-loss approach. For additional information, see note 1, “Basis of Presentation.”

Management Discussion – (continued)

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of direct financing leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade accounts receivable and IBM receivables that have been participated to IBM Credit. Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total assets of $35,217 million at March 31, 2019 declined $4,280 million (including a decrease of $14 million from currency) as compared to year-end 2018, primarily driven by:

•

A decline in total financing receivables of $2,259 million (including a decrease of $19 million from currency), primarily driven by a decline in Commercial Financing receivables of $1,520 million and a decline in Client Financing loans and installment payment receivables of $897 million. These declines are seasonal, resulting from collections of higher year-end balances, and

•

A decline in other receivables from IBM of $1,718 million, predominantly due to decreased cash invested with IBM of $1,732 million. The decline in the first quarter of 2019 was driven by the company’s decision to utilize its excess cash to retire a portion of its debt with IBM. For additional information relating to other receivables from IBM originating from excess cash invested with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

At March 31, 2019, substantially all client and commercial financing assets were IT related assets with no direct exposure to consumers. Approximately 55 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 16 points to 71  percent.

Total liabilities of $32,053 million at March 31, 2019 decreased $4,024 million (including a decrease of $56 million from currency), as compared to year-end 2018, primarily driven by:

•

A decline in accounts payable to IBM of $2,094 million and a decline in accounts payable to third-parties of $343 million, both of which were primarily driven by settlement of fourth-quarter 2018 originations, and

•

A decrease in total debt of $1,590 million (including a decrease of $77 million from currency), including a decrease in debt payable to IBM of $1,214 million and a decrease in debt with third parties of $376 million. The decline in the first quarter of 2019 was driven by lower funding requirements associated with financing receivables and the company’s decision to utilize its excess cash to retire a portion of its debt with IBM.

Total member’s interest of $3,164 million at March 31, 2019 decreased $257 million as compared to year-end 2018, primarily driven by:

•	A cash distribution to IBM of $370 million; partially offset by
•	Net income for the first three months of 2019 of $43 million,
•	Foreign currency translation increases of $6 million, and
•	A capital contribution from IBM of $64 million.

Management Discussion – (continued)

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

The Client Financing origination values presented below exclude the company’s loans to IBM’s Global Technology Services segment, which are executed under a loan facility and are not considered originations.

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2019	2018	Change
Client Financing	$3,018	$3,149	(4.2)%
Commercial Financing	17,391	17,680	(1.6)%
Total originations	$20,409	$20,829	(2.0)%

In the first quarter of 2019, the company originated $3,018 million of Client Financing receivables as compared to $3,149 million in the first quarter of 2018, mainly driven by stronger lease volumes in the prior year due to client migration to the IBM z14 mainframe.

In the first quarter of 2019, the company originated $17,391 million of Commercial Financing receivables as compared to $17,680 million in the first quarter of 2018, primarily impacted by the strengthening of the dollar in the current year.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Client Financing	2019	2018	Change
Financing receivables, net	$13,577	$14,474	(6.2)%
Equipment under operating leases, net	345	386	(10.7)
Financing receivables from IBM	3,869	3,609	7.2
Receivables purchased/participated from IBM, net	3,902	4,065	(4.0)
Total assets	$21,692	$22,533	(3.7)%

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Commercial Financing	2019	2018	Change
Financing receivables, net	$9,854	$11,374	(13.4)%
Receivables purchased from IBM, net	1,430	1,369	4.4
Total assets	$11,284	$12,743	(11.5)%

The decrease in Client Financing assets of $841 million at March 31, 2019 as compared to December 31, 2018 was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The decrease in Commercial Financing assets of $1,460 million at March 31, 2019 as compared to December 31, 2018 was driven by cash collections exceeding new originations, primarily due to declines from higher year-end balances.

The company’s receivables portfolio at March 31, 2019 represented the following industry profile: Financial (32 percent), Manufacturing (15 percent),  Government (14 percent), Services (12 percent), Retail (7 percent), Communications (7 percent), Healthcare (7 percent) and Other (6 percent).

Management Discussion – (continued)

The company’s receivables portfolio at December 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The assets of the company were financed with $28,944 million of total debt at March 31, 2019, as compared to $30,534 million at December 31, 2018.

Financing Receivables and Allowances

The following table presents financing receivables excluding residual values, miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectable and without third party risk.

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Recorded investment	$28,408	$30,906
Specific allowance for credit losses	117	121
Unallocated allowance for credit losses	65	71
Total allowance for credit losses	182	192
Net financing receivables	$28,225	$30,714
Allowance for credit losses coverage	0.6%	0.6%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2019	Additions	Write-offs *	Other **	March 31, 2019
$192	$4	$(13)	$(1)	$182

*     Represents reserved receivables that were written off during the period.

**   Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at March 31, 2019 was $182 million, or 0.6 percent of gross financing receivables. At December 31, 2018, the allowance for credit losses on financing receivables was $192 million, or 0.6 percent of gross financing receivables.

Specific reserves were $117 million at March 31, 2019, a decrease of $4 million as compared to year-end 2018, primarily due to write-offs in EMEA, offset with additional reserve requirements in the Americas and China.

Unallocated reserves were $65 million at March 31, 2019, a decrease of $6 million as compared to year-end 2018, with lower unallocated reserve requirements in the Americas and EMEA.

Bad debt expense was $4 million of income for the three months ended March 31, 2019 as compared to $9 million of expense for the same period in 2018. The year-to-year decrease in expense was driven by lower reserve requirements in Latin America and Middle East/Africa, partially offset by higher reserve requirements in North America and China.

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

Management Discussion – (continued)

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at March 31, 2019 and December 31, 2018. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2019 and December 31, 2018, is expected to be returned to the company.

Unguaranteed Residual Value

	At	At	Estimated Run Out of March 31, 2019 Balance
	December 31,	March 31,				2022 and
(Dollars in millions)	2018	2019	2019	2020	2021	Beyond
Direct financing leases	$491	$472	$85	$99	$141	$146
Operating leases	114	106	44	36	22	4
Total unguaranteed residual value	$605	$578	$129	$135	$163	$151
Related original amount financed	$10,148	$9,557
Percentage	6.0%	6.1%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of March 31, 2019 was primarily comprised of loans from IBM.

In the company’s 2018 Form 10‑K filed with the SEC on February 27, 2019, the company included information on its liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years. The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the three months ended, or as of, as applicable, March 31, 2019, those amounts are $88 million for net cash provided by operating activities, $1,573 million of cash and cash equivalents and $282 million in cash invested with IBM.

In early 2017, the company announced an increase in its target debt-to-equity ratio from 7:1 to 9:1. At March 31, 2019, the debt-to-equity ratio was 9.1 to 1 as compared to 8.9 to 1 at December 31, 2018 and 9.4 to 1 at March 31, 2018.  Refer to page 46 regarding the company’s debt-to-equity ratio.

In the first quarter of 2019, IBM made a non-cash contribution to the company in the amount of $64 million. During the first quarter of 2019, the company made a  cash distribution to IBM, including a return of profit, of $370 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of March 31, 2019, there was $2,494 million of commercial paper outstanding.

The company and IBM entered into two committed credit facilities in 2017, a $2.5 billion 364‑Day Credit Agreement and a $2.5 billion Three-Year Credit Agreement. On July 19, 2018, the company and IBM entered into a new $2.5 billion, 364‑Day Credit Agreement to replace the maturing $2.5 billion, 364‑Day Credit Agreement, and also amended their existing $2.5 billion Three-Year Credit Agreement. The amended Three-Year Credit Agreement included a modification of terms to account for the potential discontinuation of LIBOR and to extend the maturity date by one year.

Management Discussion – (continued)

The new maturity date for the Three-Year Credit Agreement is July 20, 2021. The facility size remains unchanged. As of March 31, 2019, the company has no borrowings outstanding against these Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2019 appear in the table below. The ratings remain unchanged from December 31, 2018. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A	A1	A
Commercial paper	A-1	Prime-1	F1

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments,” to the Consolidated Financial Statements in the company’s 2018 Form 10‑K filed with the SEC on February 27, 2019.

Cash Flow and Liquidity Trends

(Dollars in millions)
For the three months ended March 31:	2019	2018
Net cash provided by operating activities	$88	$240
Net cash provided by/(used in) investing activities	1,572	(650)
Net cash used in financing activities	(1,910)	(111)

At March 31:	2019	2018
Cash and cash equivalents	$1,573	$2,170
Cash invested with IBM, available on-demand (1)	282	1,198
Committed credit facilities (2)	5,000	5,000

(1)

Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

(2)	The Credit Agreements were entered into and amended on July 19, 2018.

Net cash provided by operating activities in the first three months of 2019 decreased by $152 million as compared to the first three months of 2018 driven by higher net cash income tax payments of $150 million.

Net cash provided by investing activities in the first three months of 2019 increased by $2,222 million as compared to the first three months of 2018 driven by the following factors:

•	A decline in the investment of excess cash with IBM of $1,952 million, and
•	Lower net originations of financing receivables of $179 million, and
•	Lower cash payments relating to derivative contracts of $62 million.

Management Discussion – (continued)

Net cash used in financing activities in the first three months of 2019 increased by $1,799 million as compared to the first three months of 2018 driven by the following factors:

•	A decrease in net proceeds on total debt of $1,919 million, offset by
•	A decrease in net cash distributions to IBM of $120 million.

Debt

	At March 31,	At December 31,
(Dollars in millions)	2019	2018
Short-term debt
Debt	$2,543	$3,035
Debt payable to IBM	8,605	10,223
Total short-term debt	$11,148	$13,258

Long-term debt
Debt	$8,034	$7,919
Debt payable to IBM	9,762	9,357
Total long-term debt	$17,796	$17,276
Total debt	$28,944	$30,534

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $28,944 million at March 31, 2019, a decrease of $1,590 million from year-end 2018. Total debt payable to IBM was $18,367 million at March 31, 2019, a decrease of $1,214 million from December 31, 2018. Total third-party debt was $10,577 million at March 31, 2019,  a decrease of $376 million from December 31, 2018. The decrease in total debt during the first three months of 2019 was primarily due to lower funding requirements associated with financing receivables and the company’s decision to utilize its excess cash to retire a portion of its debt with IBM, while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $868 million at March 31, 2019 and $710 million at December 31, 2018.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $150 million in the three months ended March 31, 2019, of which $74 million was interest expense on debt payable to IBM. The company recognized interest expense of $102 million in the three months ended March 31, 2018, of which $57 million was interest expense on debt payable to IBM.

The increase in interest expense in the first three months of 2019 versus the same period in 2018 was driven by an increase in interest rates on both internal and external borrowings. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 11, “Borrowings.”

Management Discussion – (continued)

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At March 31,		At December 31,
	2019		2018
Debt-to-Equity Ratio *	9.1	x	8.9	x

*The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 9.1 to 1 at March 31, 2019, as compared to the debt-to-equity ratio of 8.9 to 1 at December 31, 2018. Total member’s interest of $3,164 million declined by $257 million, or 7.5 percent, while debt of $28,944 million decreased $1,590 million, or 5.2 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2019, the company issued third-party debt and made distributions to IBM of $370 million, including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

In 2019, the company will wind down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. This wind-down will start in the second quarter and is expected to conclude by the end of the year, as the receivables are collected in the normal course of business. The company’s borrowings will decline at a similar rate, consistent with the targeted 9:1 debt-to-equity ratio. The company had receivables of $8.5 billion as of December 31, 2018 and $8.1 billion as of March 31, 2019 relating to the financing of OEM IT suppliers, distributors, and resellers. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit LLC purchases interests in IBM's trade accounts receivable. These receivables generated financing income of $42 million in 2018 and $15 million in the first quarter of 2019 and represented an asset balance of $1,369 million and $1,430 million in the Statement of Financial Position as of December 31, 2018 and March 31, 2019 respectively.

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates.

Management Discussion – (continued)

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

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10‑Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10‑K filed on February 27, 2019 with the SEC or in materials incorporated therein or herein by reference. The company assumes no obligation to update or revise any forward-looking statements.

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 12, “Contingencies,” on page 32 of this Form 10‑Q.

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

IBM CREDIT LLC
(Registrant)

Date:	April 30, 2019

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance