Form 10-Q/A
period 2019-03-31
IBM CREDIT LLC
filed 2019-05-03
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q/A

Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act:

None.

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

EXPLANATORY NOTE

The sole purpose of this amendment to the company's quarterly report on Form 10-Q is to correct a scrivener’s error appearing in the filed versions of Exhibits 32.1 and 32.2 of the company's quarterly report, each a Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which filed versions incorrectly referenced the period ended September 30, 2018 rather than the period ended March 31, 2019.  None of the other information previously disclosed in such quarterly report is modified by this amendment.

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each

Notes to Consolidated Financial Statements — (continued)

of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 35 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

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

In early 2017, the company announced an increase in its target debt-to-equity ratio from 7:1 to 9:1. At March 31, 2019, the debt-to-equity ratio was 9.1 to 1 as compared to 8.9 to 1 at December 31, 2018 and 9.4 to 1 at March 31, 2018.  Refer to page 47 regarding the company’s debt-to-equity ratio.

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 12, “Contingencies,” on page 33 of this Form 10‑Q.

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

IBM CREDIT LLC
(Registrant)

Date:	May 3, 2019

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance