Form 10-Q
period 2019-06-30
IBM CREDIT LLC
filed 2019-08-05
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2019

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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Revenue
Financing revenue	$339	$352	$743	$717
Operating lease revenue	70	80	149	165
Total revenue	$410	$433	$892	$882
Financing cost (related party cost for the three and six months: $58 and $131 in 2019, $75 and $134 in 2018)	$137	$125	$297	$227
Depreciation of equipment under operating lease	43	48	88	96
Net margin	$230	$259	$507	$559
Expense and other (income)
Selling, general and administrative	$97	$104	$194	$203
Provision for/(benefit from) credit losses	(8)	25	(4)	34
Other (income) and expense	5	(17)	(13)	(16)
Total expense and other (income)	$94	$111	$178	$221
Income before income taxes	$136	$148	$330	$339
Provision for income taxes	23	31	173	73
Net income	$113	$117	$156	$266

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$113	$117	$156	$266
Other comprehensive income/(loss), before tax:
Foreign currency translation	16	(168)	20	(98)
Retirement-related benefit plans (1)	0	0	0	1
Other comprehensive income/(loss), before tax	17	(168)	20	(97)
Income tax (expense)/benefit related to items of other comprehensive income	2	(27)	5	(16)
Other comprehensive income/(loss), net of tax	$19	$(195)	$25	$(113)
Total comprehensive income	$132	$(78)	$181	$152
(1)	Amounts presented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At June 30,	At December 31,
(Dollars in millions)	2019	2018
Assets:
Cash and cash equivalents	$1,732	$1,828
Financing receivables	18,740	25,848
(net of allowances of $161 in 2019 and $174 in 2018)
Equipment under operating leases	295	386
(net of accumulated depreciation of $260 in 2019 and $283 in 2018)
Financing receivables from IBM	3,703	3,609
Receivables purchased/participated from IBM	4,275	5,433
(net of allowances of $11 in 2019 and $18 in 2018)
Other receivables from IBM	329	2,019
Other assets	422	373
Total assets	$29,495	$39,497

Liabilities:
Accounts payable	$518	$1,705
Accounts payable to IBM	1,170	3,044
Debt	9,598	10,954
Debt payable to IBM	14,641	19,580
Taxes	608	547
Other liabilities	235	246
Total liabilities	$26,771	$36,076
Member’s interest:
Member's interest	2,733	3,216
Retained earnings	—	238
Accumulated other comprehensive income/(loss)	(8)	(33)
Total member's interest	$2,724	$3,420
Total liabilities and member’s interest	$29,495	$39,497

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash flows from operating activities:
Net income	$156	$266
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) credit losses	(4)	34
Depreciation	88	96
Deferred taxes	27	(28)
Net (gain)/loss on asset sales and other	(44)	(48)
Change in operating assets and liabilities:
Other assets/other liabilities	(198)	209
Net cash provided by operating activities	$26	$529

Cash flows from investing activities:
Originations of financing receivables	$(6,872)	$(7,310)
Collection of financing receivables	7,446	7,111
Short-term financing receivables - net (1)	4,884	1,065
Purchase of equipment under operating leases	(29)	(130)
Proceeds from disposition of equipment under operating lease	32	28
Other receivables from IBM - net	1,697	(1,769)
Other investing activities - net	39	81
Net cash provided by/(used in) investing activities	$7,197	$(924)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$5,858	$6,882
Principal payments on debt from IBM	(5,903)	(6,377)
Proceeds from issuance of debt	500	2,413
Principal payments on debt	(431)	(560)
Short-term borrowings from/(repayments to) IBM - net (1)	(4,914)	(2,667)
Short-term borrowings/(repayments) - net (1)	(1,486)	463
Contributions from IBM	—	145
Distributions to IBM	(942)	(490)
Net cash used in financing activities	$(7,318)	$(191)

Effect of exchange rate changes on cash and cash equivalents	$0	$(14)
Net change in cash and cash equivalents	$(96)	$(600)

Cash and cash equivalents at January 1	1,828	2,680
Cash and cash equivalents at June 30	$1,732	$2,080
(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, April 1, 2019	$3,191	$—	$(27)	$3,164
Net income plus other comprehensive income/(loss):
Net income		113		113
Other comprehensive income/(loss), net of tax			19	19
Total comprehensive income/(loss)				$132
Contributions from IBM	—			—
Distributions to IBM	(459)	(113)		(572)
Member’s Interest, June 30, 2019	$2,733	$—	$(8)	$2,724

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, April 1, 2018	$3,067	$—	$234	$3,302
Net income plus other comprehensive income/(loss):
Net income		117		117
Other comprehensive income/(loss), net of tax			(195)	(195)
Total comprehensive income/(loss)				$(78)
Contributions from IBM	145			145
Distributions to IBM	—	—		—
Member’s Interest, June 30, 2018	$3,212	$117	$39	$3,369

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST – (CONTINUED)

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2019	$3,216	$238	$(33)	$3,420
Net income plus other comprehensive income/(loss):
Net income		156		156
Other comprehensive income/(loss), net of tax			25	25
Total comprehensive income/(loss)				$181
Contributions from IBM (1)	64			64
Distributions to IBM	(547)	(395)		(942)
Member’s Interest, June 30, 2019	$2,733	$—	$(8)	$2,724

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

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in the company’s 2018 Form 10-K.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain prior year amounts have been reclassified to conform to the current year presentation. This is annotated where applicable.

2.  Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance which changed the disclosure requirements for fair value measurements. The guidance is effective on January 1, 2020 with early adoption of certain provisions permitted. The company early adopted the provision in the fair value guidance that removed the Level 1/ Level 2 transfer disclosures. The company is evaluating the adoption date for the remaining changes. As the guidance is

Notes to Consolidated Financial Statements — (continued)

a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In June 2016, with amendments in 2018 and 2019, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. A cross-functional team was established that is evaluating the financial instruments portfolio and the system, process and policy change requirements and continues to make substantial progress. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020 with one-year early adoption permitted. The company will adopt the guidance as of the effective date and is continuing to evaluate the impact.

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

Notes to Consolidated Financial Statements — (continued)

3. Financial Instruments:

Fair Value Measurements

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the company is required to classify certain assets and liabilities based on the following fair value hierarchy:

●	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3—Unobservable inputs for the asset or liability.

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

In determining the fair value of financial instruments, the company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

●	Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.
●	Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

(Dollars in millions)
At June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$807	$—	$807
Money market funds	5	—	—	5
Total	5	807	—	812
Derivative assets (2)	—	46	—	46
Total assets	$5	$853	$—	$858
Liabilities:
Derivative liabilities (3)	$—	$15	$—	$15
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$792	$—	$792
Money market funds	5	—	—	5
Total	5	792	—	797
Derivative assets (2)	—	18	—	18
Total assets	$5	$810	$—	$815
Liabilities:
Derivative liabilities (3)	$—	$37	$—	$37
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2019 and December 31, 2018, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $17,443 million and $17,276 million and the estimated fair value was $17,560 million and $17,199 million at June 30, 2019 and December 31, 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures, and through the use of match funding with IBM and third parties. Although the company seeks to substantially match-fund the terms, currency and interest rate variability of its debt against its underlying financial assets, risks may arise between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At June 30, 2019, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $46 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $15 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $15 million. At December 31, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $18 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $37 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $11 million.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2019 and December 31, 2018, the total notional amount of the company's interest rate swap contracts with IBM was $3,350 million at both periods. The weighted average remaining maturity of these instruments at June 30, 2019 and December 31, 2018, was approximately 1.9 years and 2.4 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At June 30, 2019 and December 31, 2018, the total notional amount of derivative contracts with IBM designated as net investment hedges was $1,255 million and $1,986 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

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

There were no foreign exchange derivative contracts with third parties outstanding at June 30, 2019 and December 31, 2018.

The following tables included in this note provide a quantitative summary of the derivative instrument-related risk management activity at June 30, 2019 and December 31, 2018, as well as for the three and six months ended June 30, 2019 and 2018, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	6/30/2019	12/31/2018	Classification	6/30/2019	12/31/2018
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$46	$10	Other liabilities	$1	$27
Foreign exchange contracts with IBM	Other assets	—	9	Other liabilities	15	11
	Fair value of derivative assets	$46	$18	Fair value of derivative liabilities	$15	$37

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
	Fair value of derivative assets	$—	$—	Fair value of derivative liabilities	$—	$—

Total		$46	$18		$15	$37

As of June 30, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges.

	At June 30,	At December 31,
(Dollars in millions)	2019	2018
Debt:
Carrying amount of the hedged item	$(3,373)	$(3,310)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(28)	34

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended June 30:	2019	2018	2019	2018
Financing cost	$137	$125	$2	$8
Other (income) and expense	5	(17)	—	5

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged (2)
For the three months ended June 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$32	$(14)	$(37)	$13

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	5	N/A	N/A
Total		$32	$(9)	$(37)	$13

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing (3)
For the three months ended June 30:	2019	2018	Line Item	2019	2018	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(8)	$105	Financing cost	$—	$—	$7	$8

Total	$(8)	$105		$—	$—	$7	$8

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not Applicable

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the six months ended June 30:	2019	2018	2019	2018
Financing cost	$297	$227	$7	$16
Other (income) and expense	(13)	(16)	—	7

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized		Attributable to Risk
(Dollars in millions)	Statement of	on Derivatives		Being Hedged (2)
For the six months ended June 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$52	$(36)	$(62)	$36

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	7	N/A	N/A
Total		$52	$(29)	$(62)	$36

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of			Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	Reclassified from AOCI		Effectiveness Testing (3)
For the six months ended June 30:	2019	2018	Line Item	2019	2018	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(18)	$62	Financing cost	$—	$—	$17	$16

Total	$(18)	$62		$—	$—	$17	$16

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not Applicable

For the three and six months ending June 30, 2019 and 2018, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

4. Leases

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

Accounting for leases as lessor

The company enters into leases as a means to provide financing to its clients. Assets under lease include new and used IBM equipment and certain original equipment manufacturers’ (OEM) IT products. IBM equipment generally consists of IBM Z, Power Systems and Storage Systems products.

Notes to Consolidated Financial Statements — (continued)

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

The company’s payment terms for leases are typically unconditional. Therefore, in an instance when the client requests to terminate the lease prior to the end of the lease term, the client would typically be required to pay the remaining lease payments in full. At the end of the lease term, the company allows the client to either return the equipment, purchase the equipment at the then-current fair market value or a pre-stated purchase price, or renew the lease based on mutually agreed upon terms.

The following tables present amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the three months ended June 30:	2019
Financing lease revenue	$51
Operating lease revenue	70
Variable lease revenue	2
Total lease revenue	$124

(Dollars in millions)
For the six months ended June 30:	2019
Financing lease revenue	$107
Operating lease revenue	149
Variable lease revenue	12
Total lease revenue	$268

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment, less unearned income and allowance for credit losses. At June 30, 2019, the unguaranteed residual value of sales-type and direct financing leases was $481 million. For further information on the company’s investment in leases, including residual values, refer to note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

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

Notes to Consolidated Financial Statements — (continued)

For a direct financing lease, the investment in lease is measured similarly to a sales-type lease, however, the net investment in the lease is reduced by any selling profit, which is typically zero. In a direct financing lease, the selling profit and IDCs are deferred at commencement and recognized over the lease term. Prior to the adoption of the new lease guidance, the company’s leases were generally classified as direct financing leases. Due to the changes in the lease classification requirements under the new lease guidance, the company’s leases are generally classified as sales-type leases and presented on a net basis. The company rarely enters into direct financing leases.

The estimated residual value represents the estimated fair value of the equipment under lease at the end of the lease. Estimating residual value is a risk unique to financing activities, and management of this risk is dependent upon the ability to accurately project future equipment values. The company has insight into product plans and cycles for the IBM products under lease. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment and obtaining forward-looking product information such as marketing plans and technology innovations.

The company optimizes the recovery of residual values by extending lease arrangements, or selling to IBM all equipment that has been returned at the end of lease. The company has historically managed residual value risk both through insight into IBM’s own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing activities. For the three and six months ended June 30, 2019 and 2018, impairment of residual values was immaterial.

The following table presents a maturity analysis of the lease payments due to IBM Credit on sales-type and direct financing leases over the next five years and thereafter, as well as a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at June 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$1,231
2020	1,606
2021	1,062
2022	498
2023	110
Thereafter	10
Total undiscounted cash flows	$4,517
Present value of lease payments (recognized as financing receivables)	4,156	*
Difference between undiscounted cash flows and discounted cash flows	$361

*The present value of the lease payments will not equal the financing receivable balance in the Consolidated Statement of Financial Position due to certain items, including IDCs, allowance for credit losses and residual value, which are included in the financing receivable balance, but are not included in the future lease payments.

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within equipment under operating leases in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable base is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At June 30, 2019, the unguaranteed residual value of equipment under operating leases was $100 million.

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records financing revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

Notes to Consolidated Financial Statements — (continued)

The following table provides a maturity analysis of the undiscounted lease payments due to IBM Credit on operating leases over the next five years and thereafter, at June 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$136
2020	102
2021	29
2022	2
2023	0
Thereafter	—
Total undiscounted cash flows	$269

Assets under operating lease are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. There were no material impairment losses incurred during the three and six months ended June 30, 2019 for assets under operating leases. These assets are included in equipment under operating leases in the Consolidated Statement of Financial Position.

5. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables consist of Client Financing leases, loans and installment payment plans to end-user clients. Assets financed are primarily IT products and services where IBM and the company have experience. Client Financing arrangements are priced to achieve a market yield. Financing receivables also include Commercial Financing, which generally consists of working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its commercial financing operations which has resulted in a reduction in commercial financing receivables. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Effective in the second quarter of 2019, IBM and the company have suspended this program which has resulted in a reduction of short-term purchased receivables from IBM. These receivables are primarily for IT related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At June 30, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,517	$5,578	$8,962	$19,057
Unearned income	(361)	(18)	(427)	(805)
Deferred initial direct costs	34	—	72	107
Recorded investment	$4,190	$5,561	$8,608	$18,359
Allowance for credit losses	(56)	(12)	(92)	(161)
Unguaranteed residual value	481	—	—	481
Guaranteed residual value	61	—	—	61
Total financing receivables, net	$4,676	$5,548	$8,515	$18,740

Notes to Consolidated Financial Statements — (continued)

Purchased and
Participated
(Dollars in millions)	Receivables
At June 30, 2019:	From IBM
Short-term purchased receivables from IBM	$331
Allowance for credit losses	(5)
Total short-term purchased receivables from IBM, net	$326

Long-term participated receivables from IBM	$3,955
Allowance for credit losses	(6)
Total long-term participated receivables from IBM, net	$3,949

Total purchased and participated receivables from IBM, net	$4,275

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,120	$11,422	$9,694	$26,236
Unearned income	(411)	(36)	(453)	(900)
Deferred initial direct costs	46	—	73	119
Recorded investment	$4,755	$11,386	$9,314	$25,455
Allowance for credit losses	(65)	(11)	(98)	(174)
Unguaranteed residual value	491	—	—	491
Guaranteed residual value	77	—	—	77
Total financing receivables, net	$5,258	$11,374	$9,216	$25,848

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2018:	From IBM
Short-term purchased receivables from IBM	$1,373
Allowance for credit losses	(4)
Total short-term purchased receivables from IBM, net	$1,369

Long-term participated receivables from IBM	$4,079
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$4,065

Total purchased and participated receivables from IBM, net	$5,433

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $938 million and $710 million at June 30, 2019 and December 31, 2018, respectively.

The company did not have any financing receivables held for sale as of June 30, 2019 and December 31, 2018.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding Commercial Financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at June 30, 2019 and December 31, 2018. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing

Notes to Consolidated Financial Statements — (continued)

results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At June 30, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,070	$706	$415	$4,190
Loan receivables	5,630	2,153	825	8,608
Participated receivables from IBM	728	1,392	1,835	3,955
Ending balance	$9,428	$4,250	$3,075	$16,752
Recorded investment collectively evaluated for impairment	$9,333	$4,224	$3,062	$16,618
Recorded investment individually evaluated for impairment	$95	$26	$13	$134

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(9)	$(10)	$0	$(19)
Recoveries	0	0	0	0
Provision/(benefit)	0	(5)	0	(6)
Foreign currency translation adjustment	1	0	0	2
Other	0	0	0	0
Ending balance at June 30, 2019	$100	$38	$17	$154
Lease receivables	$34	$12	$11	$56
Loan receivables	$64	$24	$4	$92
Participated receivables from IBM	$1	$3	$2	$6

Related allowance, collectively evaluated for impairment	$27	$12	$4	$44
Related allowance, individually evaluated for impairment	$72	$26	$13	$111

Write-offs of lease and loan receivables were $11 million and $7 million, respectively, for the six months ended June 30, 2019. Provisions for credit losses recorded for loan receivables and participated receivables from IBM were $2 million and a release of $8 million, respectively, for the six months ended June 30, 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $97 million, $26 million and $13 million, respectively, for the three months ended June 30, 2019 and $70 million, $41 million and $20 million, respectively, for the three months ended June 30, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended June 30, 2019 and 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $97 million, $29 million and $13 million, respectively, for the six months ended June 30, 2019 and $67 million, $40 million and $20 million, respectively, for the six months ended June 30, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the six months ended June 30, 2019 and 2018.

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

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At June 30, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,070	$359	$345	$13	$36
EMEA	706	27	10	3	17
Asia Pacific	415	14	6	1	8
Total lease receivables	$4,190	$400	$361	$16	$61

Americas	$5,630	$151	$103	$16	$70
EMEA	2,153	59	12	3	47
Asia Pacific	825	7	6	2	2
Total loan receivables	$8,608	$217	$121	$21	$119

Americas	$728	$9	$2	$1	$7
EMEA	1,392	4	3	1	0
Asia Pacific	1,835	1	1	0	—
Total participated receivables from IBM	$3,955	$13	$6	$2	$7

Total	$16,752	$630	$488	$40	$187
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $134 million is individually evaluated for impairment with a related allowance of $111 million.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,433	$288	$247	$18	$44
EMEA	687	24	9	1	15
Asia Pacific	635	29	19	2	11
Total lease receivables	$4,755	$341	$275	$21	$70

Americas	$6,167	$217	$161	$22	$61
EMEA	2,231	80	24	3	57
Asia Pacific	916	13	9	1	4
Total loan receivables	$9,314	$310	$194	$25	$122

Americas	$735	$11	$11	$2	$—
EMEA	1,627	9	4	1	5
Asia Pacific	1,717	—	—	—	—
Total participated receivables from IBM	$4,079	$20	$15	$3	$5

Total	$18,147	$671	$484	$49	$197
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $149 million is individually evaluated for impairment with a related allowance of $120 million.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at June 30, 2019 and December 31, 2018. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At June 30, 2019:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$283	$10	$33	$737	$84	$120	$419	$62	$67
A1 – A3	678	121	164	815	128	203	115	90	844
Baa1 – Baa3	776	157	77	1,497	672	173	89	670	544
Ba1 – Ba2	825	201	54	1,478	559	220	56	496	311
Ba3 – B1	206	138	45	438	450	58	43	58	39
B2 – B3	250	63	28	573	215	41	4	13	27
Caa – D	18	5	2	27	21	6	0	0	1
Total	$3,036	$694	$404	$5,565	$2,129	$821	$727	$1,389	$1,833

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2018	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$520	$24	$49	$935	$79	$71	$112	$58	$134
A1 – A3	617	82	241	1,108	269	351	133	198	659
Baa1 – Baa3	807	214	169	1,450	704	246	174	517	463
Ba1 – Ba2	772	207	102	1,387	681	149	167	500	280
Ba3 – B1	391	90	36	703	297	52	84	218	99
B2 – B3	264	47	26	475	156	37	57	114	70
Caa – D	23	5	3	42	17	5	5	12	9
Total	$3,395	$670	$625	$6,101	$2,204	$912	$733	$1,618	$1,714

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2019 or for the year ended December 31, 2018.

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

Notes to Consolidated Financial Statements — (continued)

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its commercial financing operations. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships. Commercial Financing also purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the credit risk with IBM’s client. Effective in second quarter of 2019, IBM and the company have suspended this program. For additional information, see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM.”

Each segment includes an allocation of interest expense and selling, general and administrative (SG&A) expense. Interest expense is allocated based on the average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

IBM Credit and its consolidated subsidiaries are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business.

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended June 30, 2019:
Total revenue	$292	$118	$410
Pre-tax income	96	40	136
Depreciation of equipment under operating lease	43	—	43
Financing cost	98	39	137
Provision for/(benefit from) credit losses	(5)	(3)	(8)

For the three months ended June 30, 2018:
Total revenue	$298	$135	$433
Pre-tax income	101	47	148
Depreciation of equipment under operating lease	48	—	48
Financing cost	84	41	125
Provision for/(benefit from) credit losses	26	(1)	25

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the six months ended June 30, 2019:
Total revenue	$614	$278	$892
Pre-tax income	213	116	330
Depreciation of equipment under operating lease	88	—	88
Financing cost	205	92	297
Provision for/(benefit from) credit losses	(6)	2	(4)

For the six months ended June 30, 2018:
Total revenue	$606	$276	$882
Pre-tax income	230	109	339
Depreciation of equipment under operating lease	96	—	96
Financing cost	151	76	227
Provision for/(benefit from) credit losses	35	(1)	34

7. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$16	$2	$19
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$17	$2	$19
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(168)	$(27)	$(195)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(168)	$(27)	$(195)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$20	$5	$25
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$20	$5	$25
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(98)	$(16)	$(114)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$1	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(97)	$(16)	$(113)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	25	0	24
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	25	0	25
June 30, 2019	$1	$(9)	$(8)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(114)	0	(114)
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	(114)	1	(113)
June 30, 2018	$46	$(7)	$39

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

Multiemployer Plans:

For multiemployer plans, IBM allocates charges to the company based on the number of employees. The charges related to multiemployer plans are recorded in the company’s Consolidated Statement of Earnings. The amounts of expense attributed to the company by IBM for the three and six months ended June 30, 2019 and 2018, were not material.

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

Any gains or losses recorded to Accumulated Other Comprehensive Income in the three and six months ended June 30, 2019 and 2018, were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and six months ended June 30, 2019 and 2018, were not material.

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each

Notes to Consolidated Financial Statements — (continued)

of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 37 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $46 million and $97 million in the three and six months ended June 30, 2019, respectively, a decrease of $1 million and flat as compared to the same periods in 2018, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Effective in the second quarter of 2019, IBM and the company have suspended this program. For the three months ended June 30, 2019, finance income earned from these receivables was $8 million, a decrease of $1 million as compared to the same period in 2018. For the six months ended June 30, 2019, finance income earned from these receivables was $23 million, an increase of $1 million as compared to the same period in 2018. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended June 30, 2019, the interest income earned from these receivables was $45 million, an increase of $2 million as compared to the same period in 2018. For the six months ended June 30, 2019, interest income earned was $89 million, an increase of $6 million as compared to the same period in 2018. The interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,703 million at June 30, 2019 and $3,609 million at December 31, 2018.

The amount of other receivables from IBM of $329 million and $2,019 million at June 30, 2019 and December 31, 2018, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $327 million at June 30, 2019 and $2,014 million at December 31, 2018. The decline in the first six months of 2019 was driven by the company’s decision to utilize its excess cash to repay a portion of its debt. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $7 million and $15 million in the three months and six months ended June 30, 2019, respectively. Interest income earned for these investments was $15 million and $21 million for the three and six months ended June 30, 2018, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

Notes to Consolidated Financial Statements — (continued)

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended June 30, 2019 was $33 million, flat as compared to the same period in 2018. Fee income earned for the six months ended June 30, 2019 was $82 million, an increase of $2 million as compared to the same period in 2018. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $58 million and $131 million for the three and six months ended June 30, 2019, respectively, as compared to $75 million and $134 million for the three and six months ended June 30, 2018, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 11, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $54 million and $59 million in the second quarter of 2019 and 2018, respectively, and $102 million and $110 million for the six months ended June 30, 2019 and 2018, respectively.

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

The outstanding amount of accounts payable to IBM of $1,170 million at June 30, 2019, and $3,044 million at December 31, 2018, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $7 million and $19 million for the three months ended June 30, 2019 and 2018, respectively. The company's net profit from sales of returned equipment to IBM was $9 million and $27 million for the six months ended June 30, 2019 and 2018 respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; and, in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company

Notes to Consolidated Financial Statements — (continued)

maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for any tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return.

In the three months ended June 30, 2019, the company reported a provision for income taxes of $23 million and an effective tax rate of 17.0 percent, compared to a provision of $31 million and an effective tax rate of 20.9 percent in the three months ended June 30, 2018. In the six months ended June 30, 2019, the company reported a provision for income taxes of $173 million and an effective tax rate of 52.5 percent, compared to a provision of $73 million and an effective tax rate of 21.5 percent in the six months ended June 30, 2018. The change in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. In accordance with the previously executed Tax Sharing Agreement between IBM and the company, $64 million of the resulting liability was settled through a non-cash contribution to member’s interest. This contribution is included in the Consolidated Statement of Changes in Member’s Interest as contributions from IBM.

10. Divestiture:

In the fourth quarter of 2018, IBM entered into a definitive agreement to sell certain commercial financing capabilities and assign a number of its commercial financing contracts, excluding related receivables which continue to be collected as they become due in the normal course of business. The transaction closed in the first quarter of 2019 and resulted in a pre-tax gain of $16 million in the first quarter.

11. Borrowings:

The company may, at times, pledge financing receivables as collateral for non-recourse short-term and long-term borrowings. The amount of these secured borrowings is reflected in the following short-term and long-term debt tables.

Short-Term Debt

	Balance	Balance
(Dollars in millions)	6/30/2019	12/31/2018
Commercial paper	$1,510	$2,995
Short-term loans	16	17
Secured borrowings	121	23
Debt	$1,647	$3,035
Debt payable to IBM	5,148	10,223
Total	$6,796	$13,258

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

The weighted-average interest rate for commercial paper was 2.5 percent at June 30, 2019 and at December 31, 2018.

The weighted-average interest rate for short-term loans was 6.1 percent and 4.3 percent at June 30, 2019 and December 31, 2018, respectively, and relates primarily to borrowings in Latin America in 2019 and in Asia Pacific in 2018.

The weighted-average interest rate for secured borrowings was 4.2 percent and 6.9 percent at June 30, 2019 and December 31, 2018, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $121 million at June 30, 2019 and $23 million at December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

The weighted-average interest rate for debt payable to IBM was 1.9 percent and 1.6 percent at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, total short-term debt of $6,796 million declined $6,462 million driven by the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2019	12/31/2018
Long-term notes (weighted-average interest rate at June 30, 2019)
2.1%	2019	$1,400	$1,400
3.2%	2020	1,500	1,500
2.7%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$7,000	$7,000

Long-term loans (5.5% weighted-average interest rate at June 30, 2019)	2020-2021	115	276
Secured borrowings (5.3% weighted-average interest rate at June 30, 2019)	2019-2025	816	687
Long-term debt		$7,931	$7,964
Less: net unamortized discount		2	2
Less: net unamortized debt issuance costs		6	9
Add: fair value adjustment*		28	(34)
Debt		$7,951	$7,919
Debt payable to IBM (1.5% weighted-average interest rate at June 30, 2019)		9,493	9,357
Total		$17,443	$17,276
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $816 million at June 30, 2019 and $687 million at December 31, 2018.

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

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at June 30, 2019, are as follows:

	2019					2024 and
(Dollars in millions)	(Q3-Q4)	2020	2021	2022	2023	beyond	Total
Long-term debt	$1,593	$1,927	$3,091	$561	$758	$1	$7,931
Debt payable to IBM	2,417	3,344	1,958	1,264	397	112	9,493
Total	$4,010	$5,271	$5,049	$1,825	$1,155	$113	$17,424

Notes to Consolidated Financial Statements — (continued)

Interest on Debt

The company recognized interest expense of $135 million and $285 million for the three and six months ended June 30, 2019, of which $58 million and $131 million was interest expense on debt payable to IBM, respectively. The company recognized interest expense of $125 million and $227 million for the three and six months ended June 30, 2018, of which $75 million and $134 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 18, 2019, IBM and the company (the Borrowers) entered into a new $2.5 billion 364-day Credit Agreement to replace the maturing $2.5 billion 364-day agreement, and extended the maturity date of their existing $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The new maturity date for the Three-Year Agreement is July 20, 2022. The size of each facility was unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of June 30, 2019, the company had no borrowings outstanding against the Credit Agreements.

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

The company is in compliance with all of its significant debt covenants, and is obligated to provide periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which any event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement, see note 9, “Relationship with IBM and Related Party Transactions.”

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

In accordance with the relevant accounting guidance, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2019 were not material to the Consolidated Financial Statements.

Also in accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of June 30, 2019, there were no matters for which the likelihood of material loss is at least reasonably possible.

13. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $4,590 million and $7,112 million at June 30, 2019 and December 31, 2018, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. The decrease reflects the company’s wind-down of its OEM IT commercial financing operations. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $459 million and $495 million at June 30, 2019 and December 31, 2018, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Financial Results Summary - Three Months Ended June 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2019	2018	Change
Revenue	$410	$433	(5.2)%
Net margin	$230	$259	(11.0)%
Net margin percentage	56.2%	59.9%	(3.7)	pts.
Total expense and other (income)	$94	$111	(15.4)%
Income before income taxes	$136	$148	(7.8)%
Provision for income taxes	$23	$31	(24.8)%
Net income	$113	$117	(3.3)%
Net income margin	27.6%	27.0%	0.6	pts.

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2019, the company delivered revenue of $410 million and net income of $113 million, compared to revenue of $433 million and net income of $117 million in the same period of 2018.

Total revenue declined $23 million, or 5.2 percent, in the second quarter of 2019 as compared to the same period in 2018, driven by decreases in financing revenue of $13 million, or 3.6 percent, and by declines in operating lease revenue of $10 million, or 12.4 percent. The decrease in financing revenue was primarily driven by declines in commercial financing. Within commercial financing, the decrease was driven by a decline in the average asset balance, partially offset by increases in yields. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period. The decline in operating lease revenue was driven by a decline in the average asset balance in the current period compared to the second quarter of 2018.

From a segment perspective, Client Financing revenue of $292 million in the second quarter of 2019 declined 2.1 percent as compared to the prior year. Commercial Financing revenue of $118 million in the second quarter of 2019 decreased 12.3 percent as compared to the second quarter of 2018.

From a geographic perspective, Americas revenue of $238 million in the second quarter decreased 4.1 percent when compared to the prior-year period. EMEA revenue of $100 million decreased 8.7 percent, and Asia Pacific revenue of $71 million decreased 4.1 percent when compared to the second quarter of 2018.

In the second quarter of 2019, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $230 million, a decrease of 11.0 percent when compared to the same period in 2018. The decrease in revenue and increases in financing costs of $12 million, or 9.2 percent, were partially offset by declines in depreciation expense of $6 million, or 11.6 percent, when compared to the same period in the prior year. The increase in financing cost was due to an increase in interest rates, and was partially offset by a decrease in the average debt balance when compared to the same period in 2018. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 56.2 percent in the second quarter of 2019 decreased 3.7 points as compared to the net margin percentage in the same period in 2018.

Total expense and other (income) of $94 million in the second quarter of 2019 decreased $17 million, or 15.4 percent, compared to the same period in 2018.

Management Discussion – (continued)

Pre-tax income of $136 million in the second quarter of 2019 decreased 7.8 percent as compared to the second quarter of 2018. The pre-tax income margin in the second quarter of 2019 of 33.2 percent decreased on a year-to-year basis by 0.9 points.

The effective tax rate was 17.0 percent in the second quarter of 2019, a decrease of 3.9 points compared to the second quarter of 2018, driven by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

Net income of $113 million decreased $4 million, or 3.3 percent, in the second quarter of 2019 as compared to the same period in 2018. In the second quarter of 2019, net income margin was 27.6 percent, an increase of 0.6 points on a year-to-year basis.

Return on equity was 15.4 percent in the second quarter of 2019, an increase of 1.3 points when compared to the prior-year period, driven primarily by a lower average equity balance, partially offset by decreases in net income when compared to the same period in the prior year.

Net cash provided by operating activities in the second quarter of 2019 decreased by $351 million as compared to the prior-year period, primarily driven by higher net cash payments to IBM related to outstanding accounts payable. Net cash provided by investing activities of $5,625 million in the second quarter of 2019 was higher by $5,899 million when compared to the prior-year period, primarily driven by lower originations of short term financing receivables, which reflects the company’s Commercial Financing portfolio actions taken in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM." Net cash used in financing activities of $5,409 million in the second quarter of 2019 was higher by $5,329 million when compared to the prior year period, primarily driven by higher short term debt payments and higher net cash distributions to IBM, which reflect the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.

Financial Results Summary - Six Months Ended June 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2019	2018	Change
Revenue	$892	$882	1.2%
Net margin	$507	$559	(9.2)%
Net margin percentage	56.9%	63.4%	(6.5)	pts.
Total expense and other (income)	$178	$221	(19.4)%
Income before income taxes	$330	$339	(2.6)%
Provision for income taxes (1)	$173	$73	137.9%
Net income (1)	$156	$266	(41.1)%
Net income margin	17.5%	30.1%	(12.6)	pts.
(1)	In the first quarter of 2019, the company recorded an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax.

			Yr.-to-Date
	At June 30,	At December 31,	Percent
(Dollars in millions)	2019	2018	Change
Assets	$29,495	$39,497	(25.3)%
Liabilities	$26,771	$36,076	(25.8)%
Member’s interest	$2,724	$3,420	(20.4)%

Management Discussion – (continued)

Debt-to-Equity

	At June 30,		At December 31,
	2019		2018
Debt-to-Equity Ratio *	8.9	x	8.9	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$113	$117	$156	$266
Annualized net income	$452	$468	$313	$531
Average equity (1)	$2,944	$3,335	$3,103	$3,411
Return on equity (2)	15.4%	14.0%	10.1%	15.6%
(1)	Average of the ending member's interest for the last two quarters and three quarters, for the three and six months ended June 30, respectively
(2)	The company’s return on equity for the three months ended June 30, 2019 and 2018, is calculated by dividing annualized net income by the average of the ending balance of member’s interest for the previous two quarters. The company’s return on equity for the six months ending June 30, 2019 and 2018, is calculated by dividing annualized net income by the average of the ending balance of member’s interest for the previous three quarters.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2019, the company delivered revenue of $892 million and net income of $156 million. In the first six months of 2018, the company had revenue of $882 million and net income of $266 million.

Total revenue increased $10 million, or 1.2 percent, in the first six months of 2019 as compared to 2018, driven by increases in financing revenue of $26 million, or 3.6 percent, partially offset by declines in operating lease revenue of $16 million, or 9.5 percent. The increase in financing revenue was driven by increases in client financing yields, which were partially offset by a decline in average client financing assets, and by reporting property tax and insurance as cost and the related revenue on a gross basis due to the adoption of the new lease standard. The decline in operating lease revenue was driven by a decline in the average asset balance compared to the same period in the prior year.

From a segment perspective, Client Financing revenue of $614 million in the first six months of 2019 increased 1.4 percent as compared to the prior year. Commercial Financing revenue of $278 million in the first six months of 2019 increased 0.8 percent as compared to the first six months of 2018.

From a geographic perspective, Americas revenue of $519 million in the first six months of 2019 increased 5.3 percent as compared to the same period in 2018. EMEA revenue of $227 million decreased 4.5 percent and Asia Pacific revenue of $146 million decreased 3.4 percent as compared to the same period in 2018.

Net margin in the first six months of 2019 was $507 million, a decline of 9.2 percent when compared to the same period in 2018. Increases in financing costs of $70 million, or 30.9 percent, were partially offset by increases in revenue and declines in depreciation expense of $8 million, or 8.4 percent, when compared to the same period in the prior year. The increase in financing cost was primarily due to higher interest rates, partially offset by a lower average debt balance compared to the same period in 2018. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin of 56.9 percent in the first six months of 2019 decreased 6.5 points as compared to the same period in 2018.

Management Discussion – (continued)

Total expense and other (income) of $178 million in the first six months of 2019 decreased $43 million, or 19.4 percent, compared to the same period in 2018.

Pre-tax income of $330 million in the first six months of 2019 decreased 2.6 percent as compared to the first six months of 2018. The pre-tax income margin in the first six months of 2019 of 36.9 percent decreased on a year-to-year basis by 1.4 points.

The effective tax rate was 52.5 percent in the first six months of 2019, an increase of 31.0 points compared to the first six months of 2018. The change in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. This was partially offset by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

Net income of $156 million decreased 41.1 percent in the first six months of 2019 as compared to the same period in 2018. The decline was primarily driven by the increase in the provision for income taxes. In the first six months of 2019, net income margin of 17.5 percent decreased 12.6 points on a year-to-year basis.

Return on equity of 10.1 percent decreased 5.5 points in the first six months of 2019 driven by decreases in net income which were partially offset by a lower average equity balance year-to-year.

The company generated $26 million in cash flow from operating activities in the first six months of 2019, a decrease of $503 million when compared to the first six months of 2018, primarily driven by higher net cash income tax payments and higher net cash payments to IBM related to outstanding accounts payable. Net cash provided by investing activities of $7,197 million in the first half of 2019 was higher by $8,121 million when compared to the prior-year period, primarily driven by lower originations of short term financing receivables, which reflects the company’s Commercial Financing portfolio actions taken in the second quarter of 2019, and a decrease in the investment of excess cash with IBM. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM" and note 9, “Relationship with IBM and Related Party Transactions." Net cash used in financing activities of $7,318 million in the first half of 2019 was higher by $7,127 million when compared to the prior-year period, primarily driven by higher net short term debt payments, lower long term debt net proceeds and higher net cash distributions to IBM, which reflect the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the second quarter and first six months of 2019 versus the second quarter and first six months of 2018. The table below presents each reportable segment’s revenue and net margin results.

			Yr.-to-Yr.				Yr.-to-Yr.
	Three Months Ended		Percent/		Six Months Ended		Percent/
	June 30,		Margin		June 30,		Margin
(Dollars in millions)	2019	2018	Change		2019	2018	Change
Client Financing
Revenue	$292	$298	(2.1)%		$614	$606	1.4%
Net margin	151	165	(8.7)%		321	359	(10.6)%
Net margin percentage	51.7%	55.5%	(3.8)	pts.	52.2%	59.2%	(7.0)	pts.
Pre-tax income	$96	$101	(5.0)%		$213	$230	(7.1)%
Pre-tax margin	32.9%	33.9%	(1.0)	pts.	34.7%	37.9%	(3.2)	pts.
Commercial Financing
Revenue	$118	$135	(12.3)%		$278	$276	0.8%
Net margin	79	94	(15.1)%		187	200	(6.8)%
Net margin percentage	67.3%	69.6%	(2.3)	pts.	67.1%	72.6%	(5.5)	pts.
Pre-tax income	$40	$47	(13.8)%		$116	$109	6.8%
Pre-tax margin	34.2%	34.8%	(0.6)	pts.	41.8%	39.4%	2.4	pts.
Total Segments
Revenue	$410	$433	(5.2)%		$892	$882	1.2%
Net margin	230	259	(11.0)%		507	559	(9.2)%
Net margin percentage	56.2%	59.9%	(3.7)	pts.	56.9%	63.4%	(6.5)	pts.
Pre-tax income	$136	$148	(7.8)%		$330	$339	(2.6)%
Pre-tax margin	33.2%	34.1%	(0.9)	pts.	36.9%	38.4%	(1.4)	pts.

Client Financing

Client Financing revenue of $292 million in the second quarter of 2019 decreased $6 million, or 2.1 percent, as compared to the same period in 2018. The decrease was driven by operating lease revenue, which declined $10 million year to year. Client Financing revenue in the first six months of 2019 increased $8 million, or 1.4 percent, as compared to the same period in 2018, driven by increases in yields, which were partially offset by a lower average asset balance, and by reporting property tax and insurance as cost and the related revenue on a gross basis due to the adoption of the new lease standard.

Net margin decreased $14 million, or 8.7 percent and decreased $38 million, or 10.6 percent as compared to the prior year period, for the three and six month periods ended June 30, 2019, respectively. The decreases were primarily driven by increases in interest expense of $14 million and $54 million for the three and six month periods, respectively. The increases in interest expense were due to higher interest rates compared to the prior year.

Pre-tax income decreased $5 million, or 5.0 percent and decreased $16 million, or 7.1 percent as compared to the prior-year period, for the three and six month periods ended June 30, 2019, respectively. The year-to-year decreases were driven by a decrease in gains on sale of equipment which was a result of lower levels of equipment returned to IBM upon early lease termination as compared to the same period in 2018, primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018, and by a decline in net margin, partially offset by lower provisions for credit losses compared to the prior-year period.

Management Discussion – (continued)

Commercial Financing

Commercial Financing revenue of $118 million in the second quarter of 2019 decreased $17 million, or 12.3 percent, as compared to the same period in 2018, driven by a decline in the average asset balance, partially offset by increases in yields. Commercial Financing revenue in the first six months of 2019 increased $2 million, or 0.8 percent, as compared to the same period in 2018, driven by increases in yields, partially offset by a lower average asset balance.

Net margin decreased $14 million, or 15.1 percent and decreased $14 million, or 6.8 percent as compared to the prior-year period, for the three and six month periods ended June 30, 2019, respectively. The decrease in the second quarter of 2019 was primarily due to the decline in revenue as compared to the same period in 2018. The decrease in the first six months of 2019 was primarily driven by increases in interest expense of $16 million compared to the prior year.

Pre-tax income in the second quarter of 2019 decreased $6 million, or 13.8 percent, as compared to the same period in 2018. The year-to-year decrease was driven by revenue declines, partially offset by lower provisions for credit losses and a reduction in selling, general and administrative expenses. For the first six months of 2019, pre-tax income increased $7 million, or 6.8 percent, as compared to the same period in 2018. The year-to-year increase was driven by a pre-tax gain of $16 million from divested commercial financing capabilities, partially offset by a lower net margin due to increases in interest expense.

Geographic Revenue

The following provides revenue performance by geography.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2019	2018	Change
Revenue	$410	$433	(5.2)%
Geographies
Americas	$238	$248	(4.1)%
Europe/Middle East/Africa (EMEA)	100	110	(8.7)
Asia Pacific	71	74	(4.1)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2019	2018	Change
Revenue	$892	$882	1.2%
Geographies
Americas	$519	$493	5.3%
Europe/Middle East/Africa (EMEA)	227	238	(4.5)
Asia Pacific	146	151	(3.4)

Total revenue of $410 million decreased $23 million, or 5.2 percent, in the second quarter of 2019 compared to the same period in 2018, with declines in each geography.

Americas revenue of $238 million decreased $10 million, or 4.1 percent, in the second quarter of 2019 compared to the same period in 2018, driven by declines in financing revenue of $6 million, as well as declines in operating lease revenue of $5 million.

EMEA revenue of $100 million decreased $10 million, or 8.7 percent, in the second quarter of 2019 compared to the same period in 2018, driven by declines in financing revenue of $6 million, as well as declines in operating lease revenue of $4 million.

Asia Pacific revenue of $71 million decreased $3 million, or 4.1 percent, in the second quarter of 2019 when compared to the same period in 2018, driven by lower operating lease revenue of $2 million.

Management Discussion – (continued)

Total revenue of $892 million increased $10 million, or 1.2 percent, in the first six months of 2019 compared to the same period in 2018, driven by increases in the Americas, partially offset by declines in EMEA and Asia Pacific.

Americas revenue of $519 million increased $26 million, or 5.3 percent, in the first six months of 2019 compared to the first six months of the prior year, primarily driven by an increase in financing revenue of $36 million, partially offset by declines in operating lease revenue of $9 million. EMEA revenue of $227 million decreased $11 million, or 4.5 percent, driven by declines in financing revenue of $6 million, as well as declines in operating lease revenue of $5 million. Asia Pacific revenue of $146 million decreased $5 million, or 3.4 percent.

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$97	$104	(6.8)%
Provisions for/(benefit from) credit losses	(8)	25	NM
Other (income) and expense	5	(17)	NM
Total expense and other (income)	$94	$111	(15.4)%
Total expense-to-revenue ratio	23.0%	25.7%	(2.8)	pts.

NM - Not Meaningful

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$194	$203	(4.1)%
Provisions for/(benefit from) credit losses	(4)	34	NM
Other (income) and expense	(13)	(16)	(18.8)
Total expense and other (income)	$178	$221	(19.4)%
Total expense-to-revenue ratio	19.9%	25.0%	(5.1)	pts.

NM - Not Meaningful

Total expense and other (income) of $94 million decreased $17 million, or 15.4 percent, in the second quarter of 2019 as compared to the same period in 2018. For the six months ended June 30, 2019, total expense and other (income) of $178 million decreased $43 million, or 19.4 percent, as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analyses by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$38	$40	(5.2)%
Contracted services	5	6	(8.8)
Functional support services and other related party expenses	54	59	(7.6)
Total selling, general and administrative expense	$97	$104	(6.8)%

Management Discussion – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$84	$83	1.3%
Contracted services	9	9	(6.1)
Functional support services and other related party expenses	102	110	(7.9)
Total selling, general and administrative expense	$194	$203	(4.1)%

SG&A expense decreased $7 million, or 6.8 percent, in the second quarter of 2019 as compared to the second quarter of 2018. Functional support services and other related party expenses, other SG&A, and contracted services improved $4 million, $2 million, and $1 million, respectively, for the second quarter when compared to the prior-year period. SG&A expense decreased $8 million, or 4.1 percent, in the first six months of 2019 as compared to the prior-year period, driven by lower functional support services expenses charged by IBM. For additional information on functional support services, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses decreased $32 million and $38 million as compared to the prior-year period, for the three and six-month periods ended June 30, 2019, respectively, driven by lower unallocated and specific reserve requirements in the Americas and EMEA in the current year. For additional information on provisions for credit losses, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$0	$4	(95.6)%
(Gains)/losses on derivative instruments	—	(5)	NM
(Gains)/losses on sale of equipment upon lease termination	(12)	(32)	(62.3)
Other expense and (income)	17	16	5.2
Total other (income) and expense	$5	$(17)	NM

NM - Not Meaningful

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$1	$8	(90.4)%
(Gains)/losses on derivative instruments	—	(7)	NM
(Gains)/losses on sale of equipment upon lease termination	(19)	(48)	(59.7)
Other expense and (income)	5	31	(82.2)
Total other (income) and expense	$(13)	$(16)	(18.8)%

NM - Not Meaningful

Management Discussion – (continued)

Other (income) and expense was $5 million of expense in the second quarter of 2019, an increase of $22 million when compared to the same period of 2018, driven by a decrease in gains on sale of equipment which was a result of lower levels of equipment returned to IBM upon early lease termination as compared to the same period in 2018, primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018. Other (income) and expense was $13 million of income in the first six months of 2019 as compared to $16 million of income in the same period of 2018. The year-to-year change was driven by a decrease in gains on sale of equipment which was a result of lower levels of equipment returned to IBM upon early lease termination as compared to the same period in 2018, primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018, and was partially offset by a pre-tax gain of $16 million from divested commercial financing capabilities.

Taxes

For the three months ended June 30, 2019, the company recorded a provision for income taxes of $23 million and an effective tax rate of 17.0 percent, compared to a provision of $31 million and an effective tax rate of 20.9 percent for the three months ended June 30, 2018. For the six-month period ended June 30, 2019, the company reported a provision for income taxes of $173 million and an effective tax rate of 52.5 percent compared to a provision of $73 million and an effective tax rate of 21.5 percent for the same period in 2018. The change in the effective tax rate for the six months ended June 30, 2019 was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. This was partially offset by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

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

The amount of unrecognized tax benefits at June 30, 2019 of $10 million increased $5 million from December 31, 2018.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported would have been $11 million and $24 million higher in the three and six months ended June 30, 2019, respectively, due to the “Global Intangible Low-Taxed Income” provision. For the period ended June 30, 2018, there was no material difference in the total taxes included in net income using the separate return method without modification for the benefits-for-loss approach. For additional information, see note 1, “Basis of Presentation.”

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of direct financing leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its commercial financing operations. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."

Management Discussion – (continued)

Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade accounts receivable and IBM receivables that have been participated to IBM Credit. Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit purchases interests in IBM's trade accounts receivable. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM." Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total assets of $29,495 million at June 30, 2019 declined $10,002 million (including an increase of $76 million from currency) as compared to year-end 2018, primarily driven by:

●	A decline in total financing receivables of $8,173 million (including an increase of $58 million from currency), primarily driven by a decline in commercial financing receivables of $5,826 million, a decline in client financing loans and installment payment receivables of $1,282 million and a decline in purchased receivables from IBM of $1,043 million. These declines primarily reflect the company’s Commercial Financing portfolio actions taken in the second quarter of 2019 and lower client originations due to client migration to the IBM z14 mainframe in the prior year. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."
●	A decline in other receivables from IBM of $1,690 million (including an increase of $10 million from currency), predominantly due to decreased cash invested with IBM of $1,687 million. The decline in 2019 was driven by the company’s decision to utilize its excess cash to repay a portion of its debt. For additional information relating to other receivables from IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

At June 30, 2019, substantially all client and commercial financing assets were IT related assets with no direct exposure to consumers. Approximately 57 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 12 points to 69 percent.

Total liabilities of $26,771 million at June 30, 2019 decreased $9,306 million (including an increase of $52 million from currency), as compared to year-end 2018, primarily driven by:

●	A decrease in total debt of $6,295 million (including an increase of $17 million from currency) driven by the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.
●	A decline in accounts payable to IBM of $1,874 million (including an increase of $32 million from currency) and a decline in accounts payable to third-parties of $1,187 million (including an increase of $2 million from currency), both of which were primarily driven by settlement of fourth-quarter 2018 originations.

Total member’s interest of $2,724 million at June 30, 2019 decreased $696 million as compared to year-end 2018, primarily driven by:

●	Cash distributions to IBM of $942 million, partially offset by
●	Net income for the first six months of 2019 of $156 million,
●	A capital contribution from IBM of $64 million, and
●	Foreign currency translation gains of $25 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Six Months Ended		Yr.-to-Yr.
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Client Financing	$3,010	$3,523	(14.6)%	$6,028	$6,672	(9.7)%
Commercial Financing	9,045	16,336	(44.6)%	26,436	34,016	(22.3)%
Total originations	$12,054	$19,859	(39.3)%	$32,463	$40,687	(20.2)%

In the second quarter of 2019, the company originated $3,010 million of Client Financing receivables as compared to $3,523 million in the second quarter of 2018. The company originated $6,028 million of Client Financing receivables in the first six months of 2019 as compared to $6,672 million in the first six months of 2018. The decreases of $513 million and $644 million in the second quarter and first six months, respectively, as compared to the same periods in the prior year, were driven by higher lease volumes in the prior year due to client migration to the IBM z14 mainframe.

In the second quarter of 2019, the company originated $9,045 million of Commercial Financing receivables as compared to $16,336 million in the second quarter of 2018. The company originated $26,436 million of Commercial Financing receivables in the first six months of 2019 as compared to $34,016 million in the first six months of 2018. The decreases of $7,291 million and $7,580 million in the second quarter and first six months, respectively, as compared to the same periods in the prior year, reflect the company’s Commercial Financing portfolio actions taken in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Client Financing	2019	2018	Change
Financing receivables, net	$13,192	$14,474	(8.9)%
Equipment under operating leases, net	295	386	(23.5)
Financing receivables from IBM	3,703	3,609	2.6
Receivables participated from IBM, net	3,949	4,065	(2.8)
Total assets	$21,138	$22,533	(6.2)%

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Commercial Financing	2019	2018	Change
Financing receivables, net	$5,548	$11,374	(51.2)%
Receivables purchased from IBM, net	326	1,369	(76.2)
Total assets	$5,874	$12,743	(53.9)%

The decrease in Client Financing assets of $1,395 million at June 30, 2019 as compared to December 31, 2018 was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

Management Discussion – (continued)

The Client Financing receivables portfolio at June 30, 2019 represented the following industry profile: Financial (32 percent), Manufacturing (15 percent), Government (14 percent), Services (12 percent), Retail (7 percent), Communications (7 percent), Healthcare (7 percent) and Other (6 percent). The Client Financing receivables portfolio at December 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The decrease in Commercial Financing assets of $6,869 million at June 30, 2019 as compared to December 31, 2018, reflects the company’s Commercial Financing portfolio actions taken in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."

The assets of the company were financed with $24,239 million of total debt at June 30, 2019, as compared to $30,534 million of debt at December 31, 2018. The decline reflects the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.

Financing Receivables and Allowances

The following table presents financing receivables excluding residual values, miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectable and without third-party risk.

	At June 30,	At December 31,
(Dollars in millions)	2019	2018
Recorded investment	$22,644	$30,906
Specific allowance for credit losses	120	121
Unallocated allowance for credit losses	52	71
Total allowance for credit losses	172	192
Net financing receivables	$22,472	$30,714
Allowance for credit losses coverage	0.8%	0.6%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2019	Additions	Write-offs *	Other **	June 30, 2019
$192	$(4)	$(19)	$2	$172

*     Represents reserved receivables that were written off during the period.

**   Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at June 30, 2019 was $172 million, or 0.8 percent of gross financing receivables. At December 31, 2018, the allowance for credit losses on financing receivables was $192 million, or 0.6 percent of gross financing receivables.

Specific reserves were $120 million at June 30, 2019, a decrease of $1 million as compared to year-end 2018.

Unallocated reserves were $52 million at June 30, 2019, a decrease of $19 million as compared to year-end 2018, primarily within the Americas and EMEA, driven by lower reserve requirements and declines in average asset balances in the client and commercial financing businesses.

Provisions for credit losses were a release of $8 million for the three months ended June 30, 2019 as compared to $25 million of expense for the same period in 2018. The year-to-year decrease in expense was driven by lower specific and unallocated reserve requirements in the Americas and EMEA as compared to the prior year period. Provisions for credit

Management Discussion – (continued)

losses were a release of $4 million for the six months ended June 30, 2019 as compared to $34 million of expense for the same period in 2018. The six-month year-to-year decrease of $38 million in provisions for credit losses were due to lower specific and unallocated reserve requirements in the Americas and EMEA.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at June 30, 2019 and December 31, 2018. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2019 and December 31, 2018, is expected to be returned to the company.

Unguaranteed Residual Value

	At	At	Estimated Run Out of June 30, 2019 Balance
	December 31,	June 30,				2022 and
(Dollars in millions)	2018	2019	2019	2020	2021	Beyond
Direct financing leases	$491	$481	$61	$98	$142	$180
Operating leases	114	100	40	34	21	5
Total unguaranteed residual value	$605	$582	$101	$133	$163	$185
Related original amount financed	$10,148	$9,124
Percentage	6.0%	6.4%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of June 30, 2019 was primarily comprised of loans from IBM.

In the company’s 2018 Form 10-K filed with the SEC on February 27, 2019, the company included information on its liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years. The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the six months ended, or as of, as applicable, June 30, 2019, those amounts were $26 million for net cash provided by operating activities, $1,732 million of cash and cash equivalents and $327 million in cash invested with IBM.

At June 30, 2019, the debt-to-equity ratio was 8.9 to 1 as compared to 8.9 to 1 at December 31, 2018 and 9.0 to 1 at June 30, 2018. Refer to the company’s debt-to-equity ratio on page 51 for additional information.

In the first quarter of 2019, IBM made a non-cash contribution to the company in the amount of $64 million. During the first six months of 2019, the company made cash distributions to IBM, including return of profit, of $942 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to

Management Discussion – (continued)

manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of June 30, 2019, there was $1,510 million of commercial paper outstanding.

On July 18, 2019, the company entered into a new $2.5 billion 364-day Credit Agreement to replace its existing $2.5 billion 364-day Credit Agreement, and extended the maturity date of its existing $2.5 billion Three-Year Credit Agreement. The new maturity date for the Three-Year Credit Agreement is July 20, 2022. The size of each facility was unchanged. As of June 30, 2019, the company had no borrowings outstanding against the Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2019 appear in the table below.

	STANDARD	MOODY’S
	AND	INVESTORS	FITCH
	POOR’S	SERVICE	RATINGS
Long-term debt	A	A1	A
Commercial paper	A-1	Prime-1	F1

On July 9, 2019, IBM completed the acquisition of all the outstanding shares of Red Hat, Inc. After closing the transaction, as expected, Moody’s downgraded IBM and IBM Credit’s long-term debt rating from A1 to A2 and improved its outlook to stable. The commercial paper rating from Moody’s remains unchanged. Standard and Poor’s ratings remain unchanged. Additionally, Fitch affirmed its rating before withdrawing coverage on IBM and IBM Credit for commercial reasons.

IBM Credit will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies” and note D, “Financial Instruments,” to the Consolidated Financial Statements in the company’s 2018 Form 10-K.

Management Discussion – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the six months ended June 30:	2019	2018
Net cash provided by operating activities	$26	$529
Net cash provided by/(used in) investing activities	7,197	(924)
Net cash used in financing activities	(7,318)	(191)

At June 30:	2019	2018
Cash and cash equivalents	$1,732	$2,080
Cash invested with IBM, available on-demand (1)	327	2,640
Committed credit facilities (2)	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and amended on July 18, 2019.

Net cash provided by operating activities in the first six months of 2019 decreased by $503 million as compared to the first six months of 2018 primarily driven by higher net cash income tax payments and higher net cash payments to IBM related to outstanding accounts payable.

Net cash provided by investing activities in the first six months of 2019 increased by $8,121 million as compared to the first six months of 2018 primarily driven by the following factors:

●	Lower net originations of short-term financing receivables of $3,818 million, which reflects the company’s Commercial Financing portfolio actions taken in the second quarter of 2019. For further information see note 5, Financing Receivables, Receivables Purchased/Participated from IBM."
●	A decrease in the investment of excess cash with IBM of $3,466 million driven by the company’s decision to utilize its excess cash to repay a portion of its debt.

Net cash used in financing activities in the first six months of 2019 increased by $7,127 million as compared to the first six months of 2018 primarily driven by the following factors:

●	An increase in net payments on total debt of $6,531 million, which reflects the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.
●	An increase in net cash distributions to IBM of $597 million, which reflects the company's management of its target debt-to-equity ratio of 9 to 1.

Management Discussion – (continued)

Debt

	At June 30,	At December 31,
(Dollars in millions)	2019	2018
Short-term debt
Debt	$1,647	$3,035
Debt payable to IBM	5,148	10,223
Total short-term debt	$6,796	$13,258

Long-term debt
Debt	$7,951	$7,919
Debt payable to IBM	9,493	9,357
Total long-term debt	$17,443	$17,276
Total debt	$24,239	$30,534

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $24,239 million at June 30, 2019, a decrease of $6,295 million from year-end 2018. Total debt payable to IBM was $14,641 million at June 30, 2019, a decrease of $4,940 million from December 31, 2018. Total third-party debt was $9,598 million at June 30, 2019, a decrease of $1,356 million from December 31, 2018. The decrease in total debt during the first six months of 2019 was primarily due to the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $938 million at June 30, 2019 and $710 million at December 31, 2018.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Interest on Debt

The company recognized interest expense of $135 million and $285 million for the three and six months ended June 30, 2019, respectively, of which $58 million and $131 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $125 million and $227 million for the three and six months ended June 30, 2018, respectively, of which $75 million and $134 million was interest expense on debt payable to IBM in each of those periods, respectively.

The increase in interest expense in the second quarter and first six months of 2019 versus the same periods in 2018 was driven by an increase in interest rates on both internal and external borrowings partially offset by a decrease in the average debt balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

For additional information on interest expense, see note 11, “Borrowings.”

Management Discussion – (continued)

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At June 30,		At December 31,
	2019		2018
Debt-to-Equity Ratio *	8.9	x	8.9	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 8.9 to 1 at June 30, 2019, as compared to the debt-to-equity ratio of 8.9 to 1 at December 31, 2018. Total member’s interest of $2,724 million declined by $696 million, or 20.4 percent, while total debt of $24,239 million, decreased by $6,295 million, or 20.6 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short-term and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2019, the company made distributions to IBM, including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the portion of its commercial financing operations which provides short-term working capital solutions for OEM information technology suppliers, distributors and resellers, which has resulted in a reduction of commercial financing receivables. The company had receivables of $8.5 billion as of December 31, 2018 and $3.6 billion as of June 30, 2019 relating to the financing of OEM IT suppliers, distributors, and resellers. The company’s borrowings declined at a similar rate, consistent with the targeted 9 to 1 debt-to-equity ratio. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Effective in the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases interests in IBM's trade accounts receivable. These receivables represented an asset balance of $1,369 million and $326 million in the Statement of Financial Position as of December 31, 2018 and June 30, 2019, respectively.

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

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10 Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10-K filed on February 27, 2019 with the SEC or in materials incorporated therein or herein by reference. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 12, “Contingencies,” on page 33 of this Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by principal executive officer pursuant to Rule 13A14(a) or 15D14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A14(1) or 15D14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

Date:	August 5, 2019

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance