Form 10-Q
period 2019-09-30
IBM CREDIT LLC
filed 2019-10-30
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

One North Castle Drive
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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Revenue
Financing revenue	$305	$367	$1,048	$1,084
Operating lease revenue	67	85	216	250
Total revenue	$372	$452	$1,265	$1,334
Financing cost (related party cost for the three and nine months: $58 and $189 in 2019, $81 and $215 in 2018)	$122	$135	$419	$362
Depreciation of equipment under operating lease	39	50	127	146
Net margin	$212	$268	$719	$827
Expense and other (income)
Selling, general and administrative	$87	$89	$281	$292
Provision for/(benefit from) credit losses	(1)	(10)	(4)	24
Other (income) and expense	(5)	5	(18)	(11)
Total expense and other (income)	$81	$84	$259	$305
Income before income taxes	$131	$184	$460	$522
Provision for income taxes	22	39	195	112
Net income	$109	$144	$265	$410

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$109	$144	$265	$410
Other comprehensive income/(loss), before tax:
Foreign currency translation	(76)	(20)	(56)	(119)
Retirement-related benefit plans (1)	0	0	1	1
Other comprehensive income/(loss), before tax	(75)	(20)	(55)	(117)
Income tax (expense)/benefit related to items of other comprehensive income	(17)	(6)	(13)	(22)
Other comprehensive income/(loss), net of tax	$(93)	$(26)	$(68)	$(139)
Total comprehensive income	$16	$118	$197	$270
(1)	Amounts presented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Assets:
Cash and cash equivalents	$2,079	$1,828
Financing receivables	15,289	25,848
(net of allowances of $154 in 2019 and $174 in 2018)
Equipment under operating leases	243	386
(net of accumulated depreciation of $231 in 2019 and $283 in 2018)
Financing receivables from IBM	3,756	3,609
Receivables purchased/participated from IBM	3,857	5,433
(net of allowances of $7 in 2019 and $18 in 2018)
Other receivables from IBM	604	2,019
Other assets	389	373
Total assets	$26,216	$39,497

Liabilities:
Accounts payable	$318	$1,705
Accounts payable to IBM	249	3,044
Debt	7,410	10,954
Debt payable to IBM	14,928	19,580
Taxes	619	547
Other liabilities	192	246
Total liabilities	$23,716	$36,076
Member’s interest:
Member's interest	2,601	3,216
Retained earnings	—	238
Accumulated other comprehensive income/(loss)	(101)	(33)
Total member's interest	$2,500	$3,420
Total liabilities and member’s interest	$26,216	$39,497

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash flows from operating activities:
Net income	$265	$410
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) credit losses	(4)	24
Depreciation	127	146
Deferred taxes	19	(6)
Net (gain)/loss on asset sales and other	(61)	(67)
Change in operating assets and liabilities:
Other assets/other liabilities	(250)	306
Net cash provided by operating activities	$95	$812

Cash flows from investing activities:
Originations of financing receivables	$(10,167)	$(10,978)
Collection of financing receivables	10,823	10,566
Short-term financing receivables - net (1)	7,242	1,320
Purchase of equipment under operating leases	(43)	(221)
Proceeds from disposition of equipment under operating lease	57	53
Other receivables from IBM - net	1,371	(1,682)
Other investing activities - net	91	90
Net cash provided by/(used in) investing activities	$9,374	$(853)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$7,007	$8,696
Principal payments on debt from IBM	(7,656)	(8,262)
Proceeds from issuance of debt	739	2,581
Principal payments on debt	(2,012)	(755)
Short-term borrowings from/(repayments to) IBM - net (1)	(3,782)	(2,897)
Short-term borrowings/(repayments) - net (1)	(2,312)	448
Contributions from IBM	—	148
Distributions to IBM	(1,182)	(620)
Net cash used in financing activities	$(9,199)	$(661)

Effect of exchange rate changes on cash and cash equivalents	$(20)	$(17)
Net change in cash and cash equivalents	$251	$(719)

Cash and cash equivalents at January 1	1,828	2,680
Cash and cash equivalents at September 30	$2,079	$1,961
(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, July 1, 2019	$2,733	$—	$(8)	$2,724
Net income plus other comprehensive income/(loss):
Net income		109		109
Other comprehensive income/(loss), net of tax			(93)	(93)
Total comprehensive income/(loss)				$16
Contributions from IBM	—			—
Distributions to IBM	(132)	(109)		(240)
Member’s Interest, September 30, 2019	$2,601	$—	$(101)	$2,500

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, July 1, 2018	$3,212	$117	$39	$3,369
Net income plus other comprehensive income/(loss):
Net income		144		144
Other comprehensive income/(loss), net of tax			(26)	(26)
Total comprehensive income/(loss)				$118
Contributions from IBM	3			3
Distributions to IBM	—	(130)		(130)
Member’s Interest, September 30, 2018	$3,215	$131	$13	$3,360

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST – (CONTINUED)

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2019	$3,216	$238	$(33)	$3,420
Net income plus other comprehensive income/(loss):
Net income		265		265
Other comprehensive income/(loss), net of tax			(68)	(68)
Total comprehensive income/(loss)				$197
Contributions from IBM (1)	64			64
Distributions to IBM	(679)	(503)		(1,182)
Member’s Interest, September 30, 2019	$2,601	$—	$(101)	$2,500

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

2.  Accounting Changes:

New Standards to be Implemented

In August 2018, the Financial Accounting Standards Board (FASB) issued guidance, which changed the disclosure requirements for fair value measurements. The guidance is effective on January 1, 2020, with early adoption of certain provisions permitted. The company early adopted the provision in the fair value guidance that removed the Level 1/

Notes to Consolidated Financial Statements — (continued)

Level 2 transfer disclosures. As the guidance is a change to disclosures only, the company does not expect the guidance to have a material impact in the consolidated financial results.

In June 2016, with amendments in 2018 and 2019, the FASB issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. The guidance requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. The new guidance expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance is effective January 1, 2020, with one-year early adoption permitted. The company will adopt the guidance as of the effective date. A cross-functional team was established to evaluate the impact of the guidance on the financial instruments portfolio. All of the changes to systems, processes and policies are on track for completion before the effective date. The guidance is not expected to have a material impact in the consolidated financial results.

Standards Implemented

The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. The guidance also made some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. The guidance requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company adopted the guidance effective January 1, 2019, using the transition option whereby prior comparative periods were not retrospectively presented in the consolidated financial statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDCs). From a lessor perspective, the changes in lease termination guidance, IDCs and removal of third-party residual value guarantee insurance in the lease classification test did not have a material impact on the consolidated financial results. There are no material impacts of adoption from a lessee perspective as there are no material lease arrangements in which the company is a lessee. Refer to note 4, “Leases,” for additional information, including further discussion on the impact of adoption.

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

The FASB issued guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires specific disclosures relating to revenue recognition. The company adopted the guidance on January 1, 2018, using the modified-retrospective transition method. The company concluded that substantially all of its financing and operating lease revenue streams are not within the scope of the guidance, as they are governed by other accounting standards. The guidance did not have an impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

(Dollars in millions)
At September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$1,089	$—	$1,089
Money market funds	5	—	—	5
Total	5	1,089	—	1,094
Derivative assets (2)	—	51	—	51
Total assets	$5	$1,141	$—	$1,146
Liabilities:
Derivative liabilities (3)	$—	$2	$—	$2
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$792	$—	$792
Money market funds	5	—	—	5
Total	5	792	—	797
Derivative assets (2)	—	18	—	18
Total assets	$5	$810	$—	$815
Liabilities:
Derivative liabilities (3)	$—	$37	$—	$37
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2019 and December 31, 2018, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $15,430 million and $17,276 million, and the estimated fair value was $15,552 million and $17,199 million at September 30, 2019 and December 31, 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures, and through the use of match-funding with IBM and third parties. Although the company seeks to substantially match-fund the terms, currency and interest rate variability of its debt against its underlying financial assets, risks may arise between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At September 30, 2019, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $51 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $2 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $2 million. At December 31, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $18 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $37 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $11 million.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2019 and December 31, 2018, the total notional amount of the company's interest rate swap contracts with IBM was $2,550 million and $3,350 million, respectively. The weighted average remaining maturity of these instruments at September 30, 2019 and December 31, 2018, was approximately 2.2 years and 2.4 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2019 and December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At September 30, 2019 and December 31, 2018, the total notional amount of derivative contracts with IBM designated as net investment hedges was $1,230 million and $1,986 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives are not designated as hedges for accounting purposes. However, these derivatives represent economic hedges which provide an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities - net, in the Consolidated Statement of Cash Flows.

There were no foreign exchange derivative contracts with third parties outstanding at September 30, 2019 and December 31, 2018.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at September 30, 2019 and December 31, 2018, as well as for the three and nine months ended September 30, 2019 and 2018, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
	Balance Sheet			Balance Sheet
(Dollars in millions)	Classification	9/30/2019	12/31/2018	Classification	9/30/2019	12/31/2018
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$37	$10	Other liabilities	$2	$27
Foreign exchange contracts with IBM	Other assets	14	9	Other liabilities	—	11
	Fair value of derivative assets	$51	$18	Fair value of derivative liabilities	$2	$37

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	$—	$—	Other liabilities	$—	$—
	Fair value of derivative assets	$—	$—	Fair value of derivative liabilities	$—	$—

Total		$51	$18		$2	$37

At September 30, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges.

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Debt:
Carrying amount of the hedged item	$(2,581)	$(3,310)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(36)	34

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended September 30:	2019	2018	2019	2018
Financing cost	$122	$135	$9	$6
Other (income) and expense	(5)	5	—	—

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Statement of	Derivatives		Being Hedged (2)
For the three months ended September 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$5	$(10)	$(8)	$7

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	—	N/A	N/A
Total		$5	$(10)	$(8)	$7

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	from AOCI		Effectiveness Testing (3)
For the three months ended September 30:	2019	2018	Line Item	2019	2018	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$67	$23	Financing cost	$—	$—	$12	$8

Total	$67	$23		$—	$—	$12	$8

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not Applicable

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the nine months ended September 30:	2019	2018	2019	2018
Financing cost	$419	$362	$16	$22
Other (income) and expense	(18)	(11)	—	7

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized		Attributable to Risk
(Dollars in millions)	Statement of	on Derivatives		Being Hedged (2)
For the nine months ended September 30:	Earnings Line Item	2019	2018	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$57	$(45)	$(70)	$43

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	7	N/A	N/A
Total		$57	$(39)	$(70)	$43

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
			Consolidated
			Statement of			Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Earnings	Reclassified from AOCI		Effectiveness Testing (3)
For the nine months ended September 30:	2019	2018	Line Item	2019	2018	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$49	$84	Financing cost	$—	$—	$28	$24

Total	$49	$84		$—	$—	$28	$24

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not Applicable

For the three and nine months ended September 30, 2019 and 2018, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

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

Lease payments due to IBM Credit are typically fixed and paid in equal installments over the lease term. The majority of the company’s leases do not contain variable payments that are dependent on an index or a rate. Variable lease payments that do not depend on an index or a rate (e.g., property taxes) that are paid directly by the company and are reimbursed by the client, are recorded as finance income, along with the related cost, in the period in which collection of these payments is probable. Payments that are made directly by the client to a third party, including certain property taxes and insurance, are not considered part of variable payments and, therefore, are not recorded by the company. The company has made a policy election to exclude from consideration in contracts all collections from sales and other similar taxes.

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

The following tables present amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the three months ended September 30:	2019
Financing lease revenue	$50
Operating lease revenue	67
Variable lease revenue	6
Total lease revenue	$124

(Dollars in millions)
For the nine months ended September 30:	2019
Financing lease revenue	$157
Operating lease revenue	216
Variable lease revenue	19
Total lease revenue	$391

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment, less unearned income and allowance for credit losses. At September 30, 2019, the unguaranteed residual value of sales-type and direct financing leases was $468 million. For further information on the company’s investment in leases, including residual values, refer to note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

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

Notes to Consolidated Financial Statements — (continued)

For a direct financing lease, the investment in the lease is measured similarly to a sales-type lease, however, the net investment in the lease is reduced by any selling profit, which is typically zero. In a direct financing lease, the selling profit and IDCs are deferred at commencement and recognized over the lease term. Prior to the adoption of the new lease guidance, the company’s leases were generally classified as direct financing leases. Due to the changes in the lease classification requirements under the new lease guidance, the company’s leases are generally classified as sales-type leases and presented on a net basis. The company rarely enters into direct financing leases.

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

The company optimizes the recovery of residual values by extending lease arrangements, or selling to IBM all equipment that has been returned at the end of lease. The company has historically managed residual value risk both through insight into IBM’s own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income. For the three and nine months ended September 30, 2019 and 2018, impairment of residual values was immaterial.

The following table presents a maturity analysis of the lease payments due to IBM Credit on sales-type and direct financing leases over the next five years and thereafter, as well as a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at September 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$630
2020	1,820
2021	1,238
2022	607
2023	158
Thereafter	22
Total undiscounted cash flows	$4,475
Present value of lease payments (recognized as financing receivables)	4,134	*
Difference between undiscounted cash flows and discounted cash flows	$341

*The present value of the lease payments will not equal the financing receivable balance in the Consolidated Statement of Financial Position due to certain items, including IDCs, allowance for credit losses and residual value, which are included in the financing receivable balance, but are not included in the future lease payments.

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within equipment under operating leases in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to six years. The depreciable base is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At September 30, 2019, the unguaranteed residual value of equipment under operating leases was $92 million.

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records financing revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

Notes to Consolidated Financial Statements — (continued)

The following table provides a maturity analysis of the undiscounted lease payments due to IBM Credit on operating leases over the next five years and thereafter, at September 30, 2019:

(Dollars in millions)	Total
Remainder of 2019	$80
2020	106
2021	31
2022	3
2023	0
Thereafter	—
Total undiscounted cash flows	$219

Assets under operating lease are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. There were no material impairment losses incurred during the three and nine months ended September 30, 2019, for assets under operating leases. These assets are included in equipment under operating leases in the Consolidated Statement of Financial Position.

5. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables consist of Client Financing leases, loans and installment payment plans to end-user clients. Assets financed are primarily IT products and services where IBM and the company have experience. Client Financing arrangements are priced to achieve a market yield. Financing receivables also include Commercial Financing, which generally consists of working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its Commercial Financing operations which has resulted in a significant reduction in commercial financing receivables. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

The company purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit purchases an interest in IBM’s trade account receivables which has resulted in a reduction of short-term purchased receivables from IBM. These receivables are primarily for IT related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Notes to Consolidated Financial Statements — (continued)

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At September 30, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,475	$2,691	$8,365	$15,531
Unearned income	(341)	(5)	(364)	(709)
Deferred initial direct costs	31	—	67	98
Recorded investment	$4,165	$2,686	$8,068	$14,920
Allowance for credit losses	(59)	(9)	(86)	(154)
Unguaranteed residual value	468	—	—	468
Guaranteed residual value	55	—	—	55
Total financing receivables, net	$4,628	$2,677	$7,983	$15,289

Purchased and
Participated
(Dollars in millions)	Receivables
At September 30, 2019:	From IBM
Short-term purchased receivables from IBM	$57
Allowance for credit losses	0
Total short-term purchased receivables from IBM, net	$57

Long-term participated receivables from IBM	$3,806
Allowance for credit losses	(7)
Total long-term participated receivables from IBM, net	$3,800

Total purchased and participated receivables from IBM, net	$3,857

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,120	$11,422	$9,694	$26,236
Unearned income	(411)	(36)	(453)	(900)
Deferred initial direct costs	46	—	73	119
Recorded investment	$4,755	$11,386	$9,314	$25,455
Allowance for credit losses	(65)	(11)	(98)	(174)
Unguaranteed residual value	491	—	—	491
Guaranteed residual value	77	—	—	77
Total financing receivables, net	$5,258	$11,374	$9,216	$25,848

Purchased and
Participated
(Dollars in millions)	Receivables
At December 31, 2018:	From IBM
Short-term purchased receivables from IBM	$1,373
Allowance for credit losses	(4)
Total short-term purchased receivables from IBM, net	$1,369

Long-term participated receivables from IBM	$4,079
Allowance for credit losses	(14)
Total long-term participated receivables from IBM, net	$4,065

Total purchased and participated receivables from IBM, net	$5,433

Notes to Consolidated Financial Statements — (continued)

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $939 million and $710 million at September 30, 2019 and December 31, 2018, respectively.

The company did not have any financing receivables held for sale at September 30, 2019 and December 31, 2018.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding Commercial Financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at September 30, 2019 and December 31, 2018. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material. The company determines its allowance for credit losses based on three portfolio segments: lease receivables, loan receivables and participated receivables from IBM, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At September 30, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,066	$697	$401	$4,165
Loan receivables	5,387	1,946	734	8,068
Participated receivables from IBM	636	1,425	1,746	3,806
Ending balance	$9,090	$4,068	$2,882	$16,040
Recorded investment collectively evaluated for impairment	$8,994	$4,042	$2,871	$15,907
Recorded investment individually evaluated for impairment	$96	$26	$11	$133

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(11)	$(10)	$(1)	$(22)
Recoveries	0	0	0	0
Provision/(benefit)	6	(6)	(1)	(1)
Foreign currency translation adjustment	(3)	(1)	0	(5)
Other	1	0	0	1
Ending balance at September 30, 2019	$101	$36	$14	$151
Lease receivables	$28	$21	$10	$59
Loan receivables	$68	$13	$5	$86
Participated receivables from IBM	$5	$2	$0	$7

Related allowance, collectively evaluated for impairment	$28	$10	$3	$42
Related allowance, individually evaluated for impairment	$73	$26	$11	$110

Write-offs of lease and loan receivables were $13 million and $9 million, respectively, for the nine months ended September 30, 2019. Provisions for credit losses recorded for lease receivables, loan receivables and participated receivables from IBM were $4 million, $2 million, and a release of $7 million, respectively, for the nine months ended September 30, 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $95 million, $26 million and $12 million, respectively, for the three months ended September 30, 2019, and $87 million, $43 million and $20 million, respectively, for the three months ended September 30, 2018. Both interest income recognized and

Notes to Consolidated Financial Statements — (continued)

interest income recognized on a cash basis on impaired leases and loans were immaterial for the three months ended September 30, 2019 and 2018.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $97 million, $29 million and $13 million, respectively, for the nine months ended September 30, 2019, and $76 million, $41 million and $19 million, respectively, for the nine months ended September 30, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the nine months ended September 30, 2019 and 2018.

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

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company considers a client’s financing receivables past due when an installment is aged over 90 days. The following table summarizes the information about the recorded investment in lease and loan receivables and participated receivables from IBM, including recorded investments aged over 90 days and still accruing, billed invoices aged over 90 days and accruing, and recorded investment not accruing.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At September 30, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,066	$205	$176	$12	$32
EMEA	697	30	14	2	18
Asia Pacific	401	21	13	1	9
Total lease receivables	$4,165	$256	$203	$15	$58

Americas	$5,387	$110	$62	$10	$65
EMEA	1,946	55	11	4	46
Asia Pacific	734	14	12	3	3
Total loan receivables	$8,068	$179	$85	$17	$113

Americas	$636	$8	$3	$0	$5
EMEA	1,425	9	8	2	1
Asia Pacific	1,746	3	3	1	0
Total participated receivables from IBM	$3,806	$19	$14	$3	$5

Total	$16,040	$455	$302	$35	$177
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $133 million is individually evaluated for impairment with a related allowance of $110 million.

Notes to Consolidated Financial Statements — (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,433	$288	$247	$18	$44
EMEA	687	24	9	1	15
Asia Pacific	635	29	19	2	11
Total lease receivables	$4,755	$341	$275	$21	$70

Americas	$6,167	$217	$161	$22	$61
EMEA	2,231	80	24	3	57
Asia Pacific	916	13	9	1	4
Total loan receivables	$9,314	$310	$194	$25	$122

Americas	$735	$11	$11	$2	$—
EMEA	1,627	9	4	1	5
Asia Pacific	1,717	—	—	—	—
Total participated receivables from IBM	$4,079	$20	$15	$3	$5

Total	$18,147	$671	$484	$49	$197
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $149 million is individually evaluated for impairment with a related allowance of $120 million.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at September 30, 2019 and December 31, 2018. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. In certain circumstances, the company may mitigate credit risk through arrangements with third parties, including credit insurance, financial guarantees, or non-recourse borrowings. The credit quality indicators do not reflect these mitigation actions.

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At September 30, 2019:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$9	$33	$742	$91	$91	$377	$62	$62
A1 – A3	676	133	105	830	135	256	78	220	864
Baa1 – Baa3	847	152	90	1,453	595	118	91	681	468
Ba1 – Ba2	693	199	61	1,331	495	179	46	385	224
Ba3 – B1	239	134	66	431	399	48	33	58	110
B2 – B3	260	45	35	491	202	33	5	16	17
Caa – D	18	4	3	43	17	5	1	1	1
Total	$3,038	$676	$391	$5,320	$1,934	$729	$631	$1,422	$1,746

Notes to Consolidated Financial Statements — (continued)

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2018	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$520	$24	$49	$935	$79	$71	$112	$58	$134
A1 – A3	617	82	241	1,108	269	351	133	198	659
Baa1 – Baa3	807	214	169	1,450	704	246	174	517	463
Ba1 – Ba2	772	207	102	1,387	681	149	167	500	280
Ba3 – B1	391	90	36	703	297	52	84	218	99
B2 – B3	264	47	26	475	156	37	57	114	70
Caa – D	23	5	3	42	17	5	5	12	9
Total	$3,395	$670	$625	$6,101	$2,204	$912	$733	$1,618	$1,714

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2019 or for the year ended December 31, 2018.

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

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the credit risk of IBM’s client from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its commercial financing operations. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships. Commercial Financing also purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the credit risk of IBM’s client. Effective in second quarter of 2019, IBM and the company have suspended the program under which IBM Credit purchases interests in IBM’s trade accounts receivable. For additional information, see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM.”

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

Notes to Consolidated Financial Statements — (continued)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended September 30, 2019:
Total revenue	$292	$80	$372
Pre-tax income	89	42	131
Depreciation of equipment under operating lease	39	—	39
Financing cost	102	20	122
Provision for/(benefit from) credit losses	5	(6)	(1)

For the three months ended September 30, 2018:
Total revenue	$307	$145	$452
Pre-tax income	124	59	184
Depreciation of equipment under operating lease	50	—	50
Financing cost	91	44	135
Provision for/(benefit from) credit losses	(6)	(4)	(10)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the nine months ended September 30, 2019:
Total revenue	$906	$359	$1,265
Pre-tax income	303	158	460
Depreciation of equipment under operating lease	127	—	127
Financing cost	307	111	419
Provision for/(benefit from) credit losses	(1)	(4)	(4)

For the nine months ended September 30, 2018:
Total revenue	$913	$421	$1,334
Pre-tax income	354	168	522
Depreciation of equipment under operating lease	146	—	146
Financing cost	242	119	362
Provision for/(benefit from) credit losses	29	(5)	24

Notes to Consolidated Financial Statements — (continued)

7. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(76)	$(17)	$(93)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$—	$—
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(75)	$(17)	$(93)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(20)	$(6)	$(26)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$—	$—
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(20)	$(6)	$(26)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(56)	$(13)	$(69)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(55)	$(13)	$(68)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(119)	$(22)	$(140)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$1	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	(1)	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(117)	$(22)	$(139)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 8, "Retirement-Related Benefits," for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	(69)	0	(69)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(69)	1	(68)
September 30, 2019	$(92)	$(9)	$(101)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2018	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(140)	0	(140)
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	(140)	1	(139)
September 30, 2018	$20	$(6)	$13

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

Charges from IBM to the company in relation to these plans (including non pension post retirement benefits) are limited to service costs and defined contribution plan costs for the current and previous periods, all of which are not material. Any other types of cost are the responsibility of IBM.

Multiple-Employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position.

Any gains or losses recorded to AOCI in the three and nine months ended September 30, 2019 and 2018, were not material.

Costs related to multiple-employer plans are recorded in the company’s Consolidated Statement of Earnings. The total costs for multiple-employer plans for the three and nine months ended September 30, 2019 and 2018, were not material.

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each

Notes to Consolidated Financial Statements — (continued)

of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 38 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $48 million and $145 million in the three and nine months ended September 30, 2019, respectively, an increase of $1 million each as compared to the same periods in 2018, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The company purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the associated credit risk of IBM’s client. Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit purchases interests in IBM’s trade accounts receivable. For the three months ended September 30, 2019, finance income earned from these receivables was $3 million, a decrease of $7 million as compared to the same period in 2018. For the nine months ended September 30, 2019, finance income earned from these receivables was $26 million, a decrease of $5 million as compared to the same period in 2018. The finance income is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. For the three months ended September 30, 2019, the interest income earned from these receivables was $40 million, a decrease of $5 million as compared to the same period in 2018. For the nine months ended September 30, 2019, interest income earned was $129 million, an increase of $2 million as compared to the same period in 2018. The interest income is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding was $3,756 million at September 30, 2019 and $3,609 million at December 31, 2018.

The amount of other receivables from IBM of $604 million and $2,019 million at September 30, 2019 and December 31, 2018, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $601 million at September 30, 2019, and $2,014 million at December 31, 2018. The decline in the first nine months of 2019, was driven by the company’s decision to utilize its excess cash to repay a portion of its debt. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $5 million and $21 million in the three and nine months ended September 30, 2019, respectively. Interest income earned for these investments was $17 million and $38 million for the three and nine months ended September 30, 2018, respectively. The interest income is included in financing revenue in the Consolidated Statement of Earnings.

Notes to Consolidated Financial Statements — (continued)

In addition, the company provides financing at market rates to suppliers, distributors and resellers of IBM products and services, a portion of which is supplemented by financing incentives from IBM to cover an interest free period. Fee income earned from these financing incentives under these arrangements for the three months ended September 30, 2019, was $34 million, a decrease of $5 million as compared to the same period in 2018. Fee income earned for the nine months ended September 30, 2019, was $115 million, a decrease of $3 million as compared to the same period in 2018. These fees are included in financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on loans from IBM was $58 million and $189 million for the three and nine months ended September 30, 2019, respectively, as compared to $81 million and $215 million for the three and nine months ended September 30, 2018, respectively. Interest expense is included in financing cost in the Consolidated Statement of Earnings. For additional information on short-term and long-term funding, see note 11, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for collection administration, treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $45 million and $53 million in the three months ended September 30, 2019 and 2018, respectively, and $147 million and $163 million for the nine months ended September 30, 2019 and 2018, respectively.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. In addition, the company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Amounts charged by IBM to the company related to stock-based compensation, multiemployer retirement-related plans, and defined contributions expense during the periods reported were not material.

Expenses related to the services discussed above are included in SG&A expense in the Consolidated Statement of Earnings. These expenses may not be indicative of the expenses that IBM Credit will incur in the future, or would have incurred if the company had obtained these services from a third party.

The outstanding amount of accounts payable to IBM was $249 million at September 30, 2019, and $3,044 million at December 31, 2018. The decline in accounts payable to IBM reflects settlements of purchases of equipment and receivables/loans (for software and services). In the third quarter of 2019, the majority of such purchases were settled in the same period. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $2 million and $8 million for the three months ended September 30, 2019 and 2018, respectively. The company's net profit from sales of returned equipment to IBM was $11 million and $35 million for the nine months ended September 30, 2019 and 2018, respectively. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

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

For the three months ended September 30, 2019, the company reported a provision for income taxes of $22 million and an effective tax rate of 17.0 percent, compared to a provision of $39 million and an effective tax rate of 21.5 percent for the three months ended September 30, 2018, with the change in the provision driven by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision. For the nine months ended September 30, 2019, the company reported a provision for income taxes of $195 million and an effective tax rate of 42.4 percent, compared to a provision of $112 million and an effective tax rate of 21.5 percent for the same period in 2018. The change in the effective tax rate for the nine months ended September 30, 2019, was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. In accordance with the previously executed Tax Sharing Agreement between IBM and the company, $64 million of the resulting liability was settled through a non-cash contribution to member’s interest. This contribution is included in the Consolidated Statement of Changes in Member’s Interest as contributions from IBM. This was partially offset by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

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

Short-Term Debt

	Balance	Balance
(Dollars in millions)	9/30/2019	12/31/2018
Commercial paper	$681	$2,995
Short-term loans	52	17
Secured borrowings	156	23
Debt	$889	$3,035
Debt payable to IBM	6,019	10,223
Total	$6,908	$13,258

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

The weighted-average interest rate for commercial paper was 2.0 percent at September 30, 2019, and 2.5 percent at December 31, 2018.

Notes to Consolidated Financial Statements — (continued)

The weighted-average interest rate for short-term loans was 6.0 percent and 4.3 percent at September 30, 2019 and December 31, 2018, respectively, and relates primarily to borrowings in Latin America in 2019 and in Asia Pacific in 2018.

The weighted-average interest rate for secured borrowings was 3.7 percent and 6.9 percent at September 30, 2019 and December 31, 2018, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $156 million at September 30, 2019, and $23 million at December 31, 2018.

The weighted-average interest rate for debt payable to IBM was 1.9 percent and 1.6 percent at September 30, 2019 and December 31, 2018, respectively.

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2019	12/31/2018
Long-term notes (weighted-average interest rate at September 30, 2019)
2.2%	2019	$—	$1,400
3.0%	2020	1,500	1,500
2.7%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$5,600	$7,000

Long-term loans (5.4% weighted-average interest rate at September 30, 2019)	2020-2021	110	276
Secured borrowings (5.3% weighted-average interest rate at September 30, 2019)	2019-2025	782	687
Long-term debt		$6,492	$7,964
Less: net unamortized discount		2	2
Less: net unamortized debt issuance costs		5	9
Add: fair value adjustment*		(36)	34
Debt		$6,521	$7,919
Debt payable to IBM (1.5% weighted-average interest rate at September 30, 2019)		8,909	9,357
Total		$15,430	$17,276
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $782 million at September 30, 2019, and $687 million at December 31, 2018.

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

Notes to Consolidated Financial Statements — (continued)

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at September 30, 2019, are as follows:

	2019					2024 and
(Dollars in millions)	(Q4)	2020	2021	2022	2023	beyond	Total
Long-term debt	$99	$1,944	$3,115	$573	$760	$1	$6,492
Debt payable to IBM	1,227	3,539	2,181	1,349	457	156	8,909
Total	$1,327	$5,484	$5,295	$1,922	$1,217	$157	$15,401

Interest on Debt

The company recognized interest expense of $115 million and $400 million for the three and nine months ended September 30, 2019, of which $58 million and $189 million was interest expense on debt payable to IBM, respectively. The company recognized interest expense of $135 million and $362 million for the three and nine months ended September 30, 2018, of which $81 million and $215 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 18, 2019, IBM and the company (the Borrowers) entered into a new $2.5 billion 364-day Credit Agreement to replace the maturing $2.5 billion 364-day agreement, and extended the maturity date of their existing $2.5 billion Three-Year Credit Agreement (the Credit Agreements). The new maturity date for the Three-Year Credit Agreement is July 20, 2022. The size of each facility was unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. At September 30, 2019, the company had no borrowings outstanding against the Credit Agreements.

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

Notes to Consolidated Financial Statements — (continued)

12. Contingencies:

The company is, or may be, involved, either as plaintiff or defendant, in a variety of ongoing claims, demands, suits, investigations, tax matters and other actions and proceedings that arise in the ordinary course of its business. Certain of these actions and proceedings are similar to suits filed against other financial institutions and captive finance companies. These may include collection and bankruptcy proceedings related to its leases and loans and proceedings concerning client allegations of wrongful repossession or defamation of credit.

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

In accordance with the relevant accounting guidance, the company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2019, were not material to the Consolidated Financial Statements.

Also in accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of September 30, 2019, there were no such matters.

13. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $2,809 million and $7,112 million at September 30, 2019 and December 31, 2018, respectively. A portion of these amounts is available to the company’s Commercial Financing clients to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $325 million and $495 million at September 30, 2019 and December 31, 2018, respectively.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Financial Results Summary - Three Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018	Change
Revenue	$372	$452	(17.6)%
Net margin	$212	$268	(20.9)%
Net margin percentage	56.9%	59.2%	(2.3)	pts.
Total expense and other (income)	$81	$84	(3.7)%
Income before income taxes	$131	$184	(28.7)%
Provision for income taxes	$22	$39	(43.7)%
Net income	$109	$144	(24.6)%
Net income margin	29.1%	31.9%	(2.7)	pts.

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2019, the company delivered revenue of $372 million and net income of $109 million, compared to revenue of $452 million and net income of $144 million in the same period of 2018.

Total revenue declined $80 million, or 17.6 percent, in the third quarter of 2019 as compared to the same period in 2018, driven by decreases in financing revenue of $61 million, or 16.8 percent, and by declines in operating lease revenue of $18 million, or 21.2 percent. The decrease in financing revenue reflects the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. The decline in operating lease revenue was due to a lower average asset balance in the current period compared to the third quarter of 2018.

From a segment perspective, Client Financing revenue of $292 million in the third quarter of 2019 declined 4.9 percent as compared to the prior year. Commercial Financing revenue of $80 million in the third quarter of 2019 declined 44.5 percent as compared to the third quarter of 2018.

From a geographic perspective, Americas revenue of $229 million in the third quarter of 2019 decreased 12.8 percent as compared to the prior-year period. EMEA revenue of $80 million declined 30.4 percent and Asia Pacific revenue of $63 million decreased 14.9 percent as compared to the third quarter of 2018.

In the third quarter of 2019, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $212 million, a decrease of 20.9 percent when compared to the same period in 2018. The decline in revenue was partially offset by decreases in financing costs of $13 million, or 9.6 percent, and decreases in depreciation expense of $11 million, or 22.0 percent, when compared to the same period in the prior year. The decreases in financing costs were driven by a decrease in interest expense, partially offset by variable lease costs reported in the current year period due to the adoption of the new leasing standard. For additional information on variable leases, see note 4, “Leases.” The decrease in interest expense was due to a lower average debt balance, partially offset by higher interest rates when compared to the same period in 2018. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 56.9 percent in the third quarter of 2019 decreased 2.3 points as compared to the net margin percentage in the same period in 2018.

Total expense and other (income) of $81 million in the third quarter of 2019 decreased $3 million, or 3.7 percent, compared to the same period in 2018.

Management Discussion – (continued)

Pre-tax income of $131 million in the third quarter of 2019 decreased 28.7 percent as compared to the third quarter of 2018. The pre-tax income margin in the third quarter of 2019 of 35.1 percent decreased on a year-to-year basis by 5.5 points.

The effective tax rate was 17.0 percent in the third quarter of 2019, a decrease of 4.5 points compared to the third quarter of 2018, driven by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

Net income of $109 million decreased $36 million, or 24.6 percent, in the third quarter of 2019 as compared to the same period in 2018. In the third quarter of 2019, net income margin was 29.1 percent, a decrease of 2.7 points on a year-to-year basis.

Return on equity was 16.6 percent in the third quarter of 2019, a decrease of 0.5 points when compared to the prior-year period, driven by decreases in net income, partially offset by a lower average equity balance when compared to the same period in the prior year.

Net cash provided by operating activities in the third quarter of 2019 decreased by $214 million as compared to the prior-year period, primarily driven by higher net cash income tax payments and lower net income. Net cash provided by investing activities of $2,178 million in the third quarter of 2019 increased by $2,106 million when compared to the prior-year period, primarily driven by lower originations of short term financing receivables, reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM." Net cash used in financing activities of $1,880 million in the third quarter of 2019 was higher by $1,410 million when compared to the prior-year period, primarily driven by higher net settlements of debt as a result of lower funding requirements associated with financing receivables.

Financial Results Summary - Nine Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018	Change
Revenue	$1,265	$1,334	(5.2)%
Net margin	$719	$827	(13.0)%
Net margin percentage	56.9%	62.0%	(5.1)	pts.
Total expense and other (income)	$259	$305	(15.1)%
Income before income taxes	$460	$522	(11.8)%
Provision for income taxes (1)	$195	$112	74.1%
Net income (1)	$265	$410	(35.3)%
Net income margin	21.0%	30.7%	(9.8)	pts.
(1)	In the first quarter of 2019, the company recorded an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax.

			Yr.-to-Date
	At September 30,	At December 31,	Percent
(Dollars in millions)	2019	2018	Change
Assets	$26,216	$39,497	(33.6)%
Liabilities	$23,716	$36,076	(34.3)%
Member’s interest	$2,500	$3,420	(26.9)%

Management Discussion – (continued)

Debt-to-Equity

	At September 30,		At December 31,
	2019		2018
Debt-to-Equity Ratio *	8.9	x	8.9	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Net income	$109	$144	$265	$410
Annualized net income	$434	$576	$353	$546
Average equity (1)	$2,612	$3,364	$2,952	$3,398
Return on equity (2)	16.6%	17.1%	12.0%	16.1%
(1)	Average of the ending member's interest for the last two quarters and four quarters, for the three and nine months ended September 30, respectively
(2)	The company’s return on equity for the three months ended September 30, 2019 and 2018, is calculated by dividing annualized net income by the average of the ending balance of member’s interest for the previous two quarters. The company’s return on equity for the nine months ended September 30, 2019 and 2018, is calculated by dividing annualized net income by the average of the ending balance of member’s interest for the previous four quarters.

Financial Performance Summary —Nine Months Ended September 30:

In the first nine months of 2019, the company delivered revenue of $1,265 million and net income of $265 million. In the first nine months of 2018, the company had revenue of $1,334 million and net income of $410 million.

Total revenue declined $69 million, or 5.2 percent, in the first nine months of 2019 as compared to 2018, driven by decreases in financing revenue of $35 million, or 3.3 percent, and by declines in operating lease revenue of $34 million, or 13.5 percent. The decline in financing revenue reflects the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. The decline in operating lease revenue was due to a lower average asset balance compared to the same period in the prior year.

From a segment perspective, Client Financing revenue of $906 million in the first nine months of 2019 declined 0.7 percent as compared to the prior year. Commercial Financing revenue of $359 million in the first nine months of 2019 declined 14.8 percent as compared to the first nine months of 2018.

From a geographic perspective, Americas revenue of $749 million in the first nine months of 2019 decreased 1.0 percent as compared to the same period in 2018. EMEA revenue of $307 million declined 12.9 percent and Asia Pacific revenue of $209 million decreased 7.2 percent as compared to the same period in 2018.

Net margin in the first nine months of 2019 was $719 million, a decrease of 13.0 percent when compared to the same period in 2018. The decline in revenue and increases in financing costs of $57 million, or 15.8 percent, were partially offset by decreases in depreciation expense of $19 million, or 13.0 percent, when compared to the same period in the prior year. The increases in financing costs were driven by an increase in interest expense and by variable lease costs reported in the current year period due to the adoption of the new leasing standard. The increase in interest expense was due to higher interest rates, partially offset by a lower average debt balance when compared to the same period in 2018. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin of 56.9 percent in the first nine months of 2019 decreased 5.1 points as compared to the same period in 2018.

Management Discussion – (continued)

Total expense and other (income) of $259 million in the first nine months of 2019 decreased $46 million, or 15.1 percent, compared to the same period in 2018.

Pre-tax income of $460 million in the first nine months of 2019 decreased 11.8 percent as compared to the first nine months of 2018. The pre-tax income margin in the first nine months of 2019 of 36.4 percent decreased on a year-to-year basis by 2.7 points.

The effective tax rate was 42.4 percent in the first nine months of 2019, an increase of 20.9 points compared to the first nine months of 2018. The change in the effective tax rate for the nine months ended September 30, 2019, was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. This was partially offset by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

Net income of $265 million decreased 35.3 percent in the first nine months of 2019 as compared to the same period in 2018. The decline was primarily driven by the increase in the provision for income taxes. In the first nine months of 2019, net income margin of 21.0 percent decreased 9.8 points on a year-to-year basis.

Return on equity of 12.0 percent decreased 4.1 points in the first nine months of 2019, driven by decreases in net income which were partially offset by a lower average equity balance year-to-year.

The company generated $95 million in cash flow from operating activities in the first nine months of 2019, a decrease of $717 million when compared to the first nine months of 2018, primarily driven by higher net cash income tax payments and higher net cash payments to IBM related to outstanding accounts payable. Net cash provided by investing activities of $9,374 million in the first nine months of 2019 increased by $10,227 million when compared to the prior-year period, primarily driven by lower originations of short term financing receivables, reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019, and a decrease in the investment of excess cash with IBM. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM" and note 9, “Relationship with IBM and Related Party Transactions." Net cash used in financing activities of $9,199 million in the first nine months of 2019 was higher by $8,537 million when compared to the prior-year period, primarily driven by higher net settlements of debt and higher net cash distributions to IBM, which reflect the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.

Management Discussion – (continued)

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the third quarter and first nine months of 2019 versus the third quarter and first nine months of 2018. The table below presents each reportable segment’s revenue and net margin results.

			Yr.-to-Yr.				Yr.-to-Yr.
	Three Months Ended		Percent/		Nine Months Ended		Percent/
	September 30,		Margin		September 30,		Margin
(Dollars in millions)	2019	2018	Change		2019	2018	Change
Client Financing
Revenue	$292	$307	(4.9)%		$906	$913	(0.7)%
Net margin	151	166	(9.0)%		472	525	(10.1)%
Net margin percentage	51.8%	54.1%	(2.4)	pts.	52.1%	57.5%	(5.4)	pts.
Pre-tax income	$89	$124	(28.2)%		$303	$354	(14.4)%
Pre-tax margin	30.5%	40.5%	(9.9)	pts.	33.4%	38.8%	(5.3)	pts.
Commercial Financing
Revenue	$80	$145	(44.5)%		$359	$421	(14.8)%
Net margin	61	101	(40.2)%		247	302	(18.1)%
Net margin percentage	75.4%	69.9%	5.5	pts.	69.0%	71.7%	(2.7)	pts.
Pre-tax income	$42	$59	(29.8)%		$158	$168	(6.3)%
Pre-tax margin	51.7%	40.9%	10.8	pts.	43.9%	39.9%	4.0	pts.
Total Segments
Revenue	$372	$452	(17.6)%		$1,265	$1,334	(5.2)%
Net margin	212	268	(20.9)%		719	827	(13.0)%
Net margin percentage	56.9%	59.2%	(2.3)	pts.	56.9%	62.0%	(5.1)	pts.
Pre-tax income	$131	$184	(28.7)%		$460	$522	(11.8)%
Pre-tax margin	35.1%	40.6%	(5.5)	pts.	36.4%	39.1%	(2.7)	pts.

Client Financing

Client Financing revenue of $292 million in the third quarter of 2019 declined $15 million, or 4.9 percent, as compared to the same period in 2018. The decline was driven by operating lease revenue, which decreased $18 million year to year. Client Financing revenue of $906 million in the first nine months of 2019 declined $7 million, or 0.7 percent, as compared to the same period in 2018, driven by a decline in operating lease revenue, which decreased $34 million, or 13.5 percent. The decline was partially offset by variable lease revenue reported in the current year period due to the adoption of the new leasing standard.

Net margin decreased $15 million, or 9.0 percent, and decreased $53 million, or 10.1 percent, as compared to the prior year period, for three and nine month periods ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2019 was driven by the decline in revenue and increases in financing costs of $11 million, partially offset by decreases in depreciation expense of $11 million. The increase in financing costs was driven by variable lease costs reported in the current year period due to the adoption of the new leasing standard and by an increase in interest expense. The decrease in net margin for the nine months ended September 30, 2019 was driven by an increase in financing costs of $65 million. The increase in financing costs was driven by an increase in interest expense and by variable lease costs reported in the current year period due to the adoption of the new leasing standard. The increases in interest expense in both periods were due to higher interest rates compared to the respective prior year periods.

Pre-tax income decreased $35 million, or 28.2 percent, and decreased $51 million, or 14.4 percent, as compared to the prior-year period, for the three and nine month periods ended September 30, 2019, respectively. The year-to-year

Management Discussion – (continued)

decrease for the three month period ended September 30, 2019 was driven by a decline in net margin and lower releases of unallocated reserves for credit losses compared to the prior-year period. The year-to-year decrease for the nine month period ended September 30, 2019 was driven by a decline in net margin and a decrease in gains on sale of equipment, which was a result of lower levels of equipment returned to IBM upon early lease termination as compared to the same period in 2018, primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018, and was partially offset by lower provisions for credit losses compared to the prior-year period.

Commercial Financing

Commercial Financing revenue of $80 million in the third quarter of 2019 declined $65 million, or 44.5 percent, as compared to the same period in 2018, reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. Commercial Financing revenue of $359 million in the first nine months of 2019 declined $63 million, or 14.8 percent, as compared to the same period in 2018, primarily driven by the same factors.

Net margin decreased $41 million, or 40.2 percent and decreased $55 million, or 18.1 percent as compared to the prior-year period, for the three and nine month periods ended September 30, 2019, respectively. The decreases in both periods were driven by a decline in revenue, partially offset by decreases in financing costs. The decreases in financing costs were due to a lower average debt balance, partially offset by higher interest rates in the current year period.

Pre-tax income in the third quarter of 2019 decreased $18 million, or 29.8 percent, as compared to the same period in 2018. The year-to-year decrease was driven by a lower net margin, partially offset by a reduction in selling, general and administrative expenses. For the first nine months of 2019, pre-tax income decreased $11 million, or 6.3 percent, as compared to the same period in 2018. The year-to-year decrease was driven by a lower net margin, partially offset by a pre-tax gain of $16 million from divested commercial financing capabilities and a reduction in selling, general and administrative expenses.

Geographic Revenue

The following provides revenue performance by geography.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Revenue	$372	$452	(17.6)%
Geographies
Americas	$229	$263	(12.8)%
Europe/Middle East/Africa (EMEA)	80	115	(30.4)
Asia Pacific	63	74	(14.9)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Revenue	$1,265	$1,334	(5.2)%
Geographies
Americas	$749	$756	(1.0)%
Europe/Middle East/Africa (EMEA)	307	353	(12.9)
Asia Pacific	209	225	(7.2)

Total revenue of $372 million declined $80 million, or 17.6 percent, in the third quarter of 2019 compared to the same period in 2018, with declines in each geography primarily reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019.

Americas revenue of $229 million decreased $34 million, or 12.8 percent, in the third quarter of 2019 compared to the same period in 2018, driven by declines in financing revenue of $27 million, as well as declines in operating lease

Management Discussion – (continued)

revenue of $6 million. EMEA revenue of $80 million declined $35 million, or 30.4 percent, in the third quarter of 2019 compared to the same period in 2018, driven by declines in financing revenue of $29 million, as well as declines in operating lease revenue of $6 million. Asia Pacific revenue of $63 million decreased $11 million, or 14.9 percent, in the third quarter of 2019 when compared to the same period in 2018, driven by lower operating lease revenue of $6 million, as well as declines in financing revenue of $5 million.

Total revenue of $1,265 million declined $69 million, or 5.2 percent, in the first nine months of 2019 compared to the same period in 2018, with declines in each geography primarily reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019.

Americas revenue of $749 million decreased $7 million, or 1.0 percent, in the first nine months of 2019 compared to the first nine months of the prior year, driven by declines in operating lease revenue of $16 million, partially offset by an increase in financing revenue of $8 million. EMEA revenue of $307 million declined $46 million, or 12.9 percent, driven by declines in financing revenue of $35 million, as well as declines in operating lease revenue of $11 million. Asia Pacific revenue of $209 million decreased $16 million, or 7.2 percent, driven by declines in financing revenue of $9 million, as well as declines in operating lease revenue of $7 million.

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$87	$89	(2.5)%
Provisions for/(benefit from) credit losses	(1)	(10)	(93.6)
Other (income) and expense	(5)	5	NM
Total expense and other (income)	$81	$84	(3.7)%
Total expense-to-revenue ratio	21.7%	18.6%	3.2	pts.

NM - Not Meaningful

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$281	$292	(3.6)%
Provisions for/(benefit from) credit losses	(4)	24	NM
Other (income) and expense	(18)	(11)	66.1
Total expense and other (income)	$259	$305	(15.1)%
Total expense-to-revenue ratio	20.5%	22.8%	(2.4)	pts.

NM - Not Meaningful

Total expense and other (income) of $81 million decreased $3 million, or 3.7 percent, in the third quarter of 2019 as compared to the same period in 2018. For the nine months ended September 30, 2019, total expense and other (income) of $259 million decreased $46 million, or 15.1 percent, as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analyses by category.

Management Discussion – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$38	$32	18.6%
Contracted services	4	4	(11.4)
Functional support services and other related party expenses	45	53	(14.4)
Total selling, general and administrative expense	$87	$89	(2.5)%

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$122	$115	6.1%
Contracted services	12	13	(7.7)
Functional support services and other related party expenses	147	163	(10.0)
Total selling, general and administrative expense	$281	$292	(3.6)%

Total selling, general and administrative (SG&A) expense decreased $2 million, or 2.5 percent, in the third quarter of 2019 as compared to the third quarter of 2018. Functional support services and other related party expenses decreased $8 million, partially offset by other SG&A which increased $6 million for the third quarter when compared to the prior-year period. SG&A expense decreased $10 million, or 3.6 percent, in the first nine months of 2019 as compared to the prior-year period, driven by lower functional support services expenses and other related party expenses which decreased $16 million, partially offset by other SG&A which increased $7 million. For additional information on functional support services, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $9 million and decreased $28 million as compared to the prior-year period, for the three- and nine-month periods ended September 30, 2019, respectively. The increase for the three-month period ended September 30, 2019, was driven by lower releases of unallocated reserves in the current year. The decrease for the nine-month period ended September 30, 2019, was driven by lower specific reserve requirements in the current year. For additional information on provisions for credit losses, see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$2	$1	128.6%
(Gains)/losses on derivative instruments	—	0	(100.0)
(Gains)/losses on sale of equipment upon lease termination	(9)	(14)	(36.0)
Other expense and (income)	2	18	(88.1)
Total other (income) and expense	$(5)	$5	NM

NM - Not Meaningful

Management Discussion – (continued)

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$2	$8	(72.5)%
(Gains)/losses on derivative instruments	—	(7)	(100.0)
(Gains)/losses on sale of equipment upon lease termination	(28)	(61)	(54.3)
Other expense and (income)	8	49	(84.4)
Total other (income) and expense	$(18)	$(11)	66.1%

Other (income) and expense was $5 million of income in the third quarter of 2019, as compared to $5 million of expense in the same period of 2018. The year-to-year change was in line with the performance of the Commercial Financing business. Other (income) and expense was $18 million of income in the first nine months of 2019 as compared to $11 million of income in the same period of 2018. The year-to-year change was in line with the performance of the Commercial Financing business, and was primarily driven by a pre-tax gain of $16 million from divested commercial financing capabilities. Year-to-year benefits were partially offset by a decrease in gains on sales of equipment which was a result of lower levels of equipment returned to IBM upon early lease termination, primarily due to client migration to IBM’s z14 mainframe during the first quarter of 2018.

Taxes

For the three months ended September 30, 2019, the company recorded a provision for income taxes of $22 million and an effective tax rate of 17.0 percent compared to a provision of $39 million and an effective tax rate of 21.5 percent for the three months ended September 30, 2018. For the nine-month period ended September 30, 2019, the company reported a provision for income taxes of $195 million and an effective tax rate of 42.4 percent compared to a provision of $112 million and an effective tax rate of 21.5 percent for the same period in 2018. The change in the effective tax rate for the nine months ended September 30, 2019 was primarily attributable to an additional tax expense of $116 million related to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax. This was partially offset by a year-to-year benefit due to the “Global Intangible Low-Taxed Income” provision.

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

The amount of unrecognized tax benefits at September 30, 2019, of $10 million increased $5 million from December 31, 2018.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported would have been $9 million and $33 million higher in the three and nine months ended September 30, 2019, respectively, due to the “Global Intangible Low-Taxed Income” provision. For the period ended September 30, 2018, there was no material difference in the total taxes

Management Discussion – (continued)

included in net income using the separate return method without modification for the benefits-for-loss approach. For additional information, see note 1, “Basis of Presentation.”

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of sales-type leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the OEM IT portion of its commercial financing operations. For additional information see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade and other accounts receivable and IBM receivables that have been participated to IBM Credit. Effective in the second quarter of 2019, IBM and the company have suspended the program under which IBM Credit purchases interests in IBM's trade accounts receivable. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM." Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

Total assets of $26,216 million at September 30, 2019 declined $13,281 million (including a decrease of $376 million from currency) as compared to year-end 2018, primarily driven by:

●	A decline in total financing receivables of $11,990 million (including a decrease of $304 million from currency), primarily driven by a decline in commercial financing receivables of $8,697 million, a decline in client financing loans and installment payment receivables of $1,233 million and a decline in purchased receivables from IBM of $1,312 million. These declines primarily reflect the company’s Commercial Financing portfolio actions which began in the second quarter of 2019 and lower client originations due to client migration to the IBM z14 mainframe in the prior year. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM;" and
●	A decline in other receivables from IBM of $1,415 million (including a decrease of $42 million from currency), predominantly due to decreased cash invested with IBM of $1,413 million. The decline in 2019 was driven by the company’s decision to utilize its excess cash to repay a portion of its debt. For additional information relating to other receivables from IBM, see note 9, “Relationship with IBM and Related Party Transactions.”

At September 30, 2019, substantially all Client and Commercial Financing assets were IT related assets with no direct exposure to consumers. Approximately 60 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase by 7 points to 68 percent.

Total liabilities of $23,716 million at September 30, 2019, decreased $12,361 million (including a decrease of $240 million from currency), as compared to year-end 2018, primarily driven by:

●	A decrease in total debt of $8,197 million (including a decrease of $254 million from currency) driven by lower funding requirements associated with financing receivables and the company’s decision to utilize its excess cash to repay a portion of its debt;
●	A decline in accounts payable to IBM of $2,795 million (including an increase of $28 million from currency), which reflects the settlements of purchases of equipment and receivables/loans (for software and services). In the third quarter of 2019, the majority of such purchases were settled in the same period; and

Management Discussion – (continued)

●	A decline in accounts payable to third-parties of $1,387 million (including a decrease of $6 million from currency), primarily driven by the settlement of fourth-quarter 2018 originations and the company’s wind-down of it’s OEM IT Commercial Financing operations.

Total member’s interest of $2,500 million at September 30, 2019 declined by $921 million as compared to year-end 2018, primarily driven by:

●	Cash distributions to IBM of $1,182 million; and
●	Foreign currency translation loss of $68 million; partially offset by
●	Net income for the first nine months of 2019 of $265 million; and
●	A non-cash capital contribution from IBM of $64 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Nine Months Ended		Yr.-to-Yr.
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Client Financing	$2,887	$3,126	(7.6)%	$8,915	$9,798	(9.0)%
Commercial Financing	4,474	16,571	(73.0)%	30,910	50,587	(38.9)%
Total originations	$7,361	$19,697	(62.6)%	$39,825	$60,385	(34.0)%

In the third quarter of 2019, the company originated $2,887 million of Client Financing receivables as compared to $3,126 million in the third quarter of 2018. The company originated $8,915 million of Client Financing receivables in the first nine months of 2019 as compared to $9,798 million in the first nine months of 2018. The decreases of $239 million and $883 million in the third quarter and first nine months, respectively, as compared to the same periods in the prior year, was driven by lower OEM IT originations in the current year and higher lease volumes in the prior year due to client migration to the IBM z14 mainframe.

In the third quarter of 2019, the company originated $4,474 million of Commercial Financing receivables as compared to $16,571 million in the third quarter of 2018. The company originated $30,910 million of Commercial Financing receivables in the first nine months of 2019 as compared to $50,587 million in the first nine months of 2018. The decreases of $12,097 million and $19,676 million in the third quarter and first nine months, respectively, as compared to the same periods in the prior year, reflect the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."

Management Discussion – (continued)

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Client Financing	2019	2018	Change
Financing receivables, net	$12,611	$14,474	(12.9)%
Equipment under operating leases, net	243	386	(37.1)
Financing receivables from IBM	3,756	3,609	4.1
Receivables participated from IBM, net	3,800	4,065	(6.5)
Total assets	$20,409	$22,533	(9.4)%

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Commercial Financing	2019	2018	Change
Financing receivables, net	$2,677	$11,374	(76.5)%
Receivables purchased from IBM, net	57	1,369	(95.9)
Total assets	$2,734	$12,743	(78.5)%

The decrease in Client Financing assets of $2,124 million at September 30, 2019 as compared to December 31, 2018, was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The Client Financing receivables portfolio at September 30, 2019 represented the following industry profile: Financial (33 percent), Manufacturing (16 percent), Government (14 percent), Services (12 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent). The Client Financing receivables portfolio at December 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The decrease in Commercial Financing assets of $10,009 million at September 30, 2019 as compared to December 31, 2018, reflects the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. For additional information see note 5, "Financing Receivables, Receivables Purchased/Participated from IBM."

The assets of the company were financed with $22,337 million of total debt at September 30, 2019, as compared to $30,534 million of debt at December 31, 2018. The decline reflects the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.

Financing Receivables and Allowances

The following table presents financing receivables excluding residual values, miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectable and without third-party risk.

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Recorded investment	$18,783	$30,906
Specific allowance for credit losses	114	121
Unallocated allowance for credit losses	46	71
Total allowance for credit losses	160	192
Net financing receivables	$18,623	$30,714
Allowance for credit losses coverage	0.9%	0.6%

Management Discussion – (continued)

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2019	Additions	Write-offs *	Other **	September 30, 2019
$192	$(4)	$(25)	$(4)	$160

*     Represents reserved receivables that were written off during the period.

**   Represents primarily translation adjustments.

The allowance for credit losses on financing receivables at September 30, 2019, was $160 million, or 0.9 percent of gross financing receivables. At December 31, 2018, the allowance for credit losses on financing receivables was $192 million, or 0.6 percent of gross financing receivables.

Specific reserves were $114 million at September 30, 2019, a decrease of $7 million as compared to year-end 2018.

Unallocated reserves were $46 million at September 30, 2019, a decrease of $25 million as compared to year-end 2018, primarily within the Americas and EMEA, driven by lower reserve requirements and lower average asset balances in the Client and Commercial Financing businesses.

Provisions for credit losses were a release of $1 million for the three months ended September 30, 2019 as compared to a release of $10 million for the same period in 2018. The year-to-year change was driven by higher unallocated reserve requirements in the current year compared to the prior-year period. Provisions for credit losses were a release of $4 million for the nine months ended September 30, 2019, as compared to $24 million of expense for the same period in 2018. The nine months year-to-year decrease of $28 million in provisions for credit losses was driven by lower specific reserve requirements in the current year.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at September 30, 2019 and December 31, 2018. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2019 and December 31, 2018, is expected to be returned to the company.

Management Discussion – (continued)

Unguaranteed Residual Value

	At	At	Estimated Run Out of September 30, 2019 Balance
	December 31,	September 30,				2022 and
(Dollars in millions)	2018	2019	2019	2020	2021	Beyond
Direct financing leases	$491	$468	$34	$91	$141	$202
Operating leases	114	92	35	32	20	5
Total unguaranteed residual value	$605	$560	$68	$123	$161	$207
Related original amount financed	$10,148	$8,697
Percentage	6.0%	6.4%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short- and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets at September 30, 2019, was primarily comprised of loans from IBM.

In the company’s 2018 Form 10-K filed with the SEC on February 27, 2019, the company included information on its liquidity, including a table presenting the company’s cash flow and liquidity trending for the past four years. The table includes net cash provided by operating activities, cash and cash equivalents and cash invested with IBM. For the nine months ended, or at, as applicable, September 30, 2019, those amounts were $95 million for net cash provided by operating activities, $2,079 million of cash and cash equivalents and $601 million in cash invested with IBM.

The company's debt-to-equity ratio was 8.9 to 1 for the periods ending at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. Refer to the company’s debt-to-equity ratio on page 52 for additional information.

In the first quarter of 2019, IBM made a non-cash contribution to the company in the amount of $64 million. During the first nine months of 2019, the company made cash distributions to IBM, including a return of profit, of $1,182 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. At September 30, 2019, there was $681 million of commercial paper outstanding.

On July 18, 2019, the company entered into a new $2.5 billion 364-day Credit Agreement to replace its existing $2.5 billion 364-day Credit Agreement, and extended the maturity date of its existing $2.5 billion Three-Year Credit Agreement to July 20, 2022. The size of each facility was unchanged. As of September 30, 2019, the company had no borrowings outstanding against any of its Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2019 appear in the table below.

	STANDARD	MOODY’S
	AND	INVESTORS
	POOR’S	SERVICE
Long-term debt	A	A2
Commercial paper	A-1	Prime-1

On July 9, 2019, IBM closed the acquisition of Red Hat, Inc. After closing the transaction, as expected, Moody’s downgraded IBM and IBM Credit’s long-term debt rating from A1 to A2 and improved its outlook to stable. The

Management Discussion – (continued)

commercial paper rating from Moody’s remains unchanged. Standard and Poor’s ratings remain unchanged. Additionally, Fitch affirmed its rating before withdrawing coverage on IBM and IBM Credit for commercial reasons.

IBM Credit will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

In July 2017, the UK's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The use of LIBOR is primarily within the company's Commercial Financing segment where agreements are short term in nature and generally range from 30 to 90 days. The company is evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including risk management, internal operational readiness and monitoring the FASB standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate.

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

Cash Flow and Liquidity Trends

(Dollars in millions)
For the nine months ended September 30:	2019	2018
Net cash provided by operating activities	$95	$812
Net cash provided by/(used in) investing activities	9,374	(853)
Net cash used in financing activities	(9,199)	(661)

At September 30:	2019	2018
Cash and cash equivalents	$2,079	$1,961
Cash invested with IBM, available on-demand (1)	601	2,538
Committed credit facilities (2)	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note 9, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and amended on July 18, 2019.

Net cash provided by operating activities in the first nine months of 2019 decreased by $717 million as compared to the first nine months of 2018 primarily driven by lower net income and higher net cash payments to IBM related to outstanding accounts payable.

Management Discussion – (continued)

Net cash provided by investing activities in the first nine months of 2019 increased by $10,227 million as compared to the first nine months of 2018, primarily driven by the following factors:

●	Lower net originations of short-term financing receivables of $5,922 million, reflecting the company’s Commercial Financing portfolio actions which began in the second quarter of 2019. For further information see note 5, “Financing Receivables, Receivables Purchased/Participated from IBM."
●	A decrease in the investment of excess cash with IBM of $3,053 million, driven by the company’s decision to utilize its excess cash to repay a portion of its debt.

Net cash used in financing activities in the first nine months of 2019 was higher by $8,537 million as compared to the first nine months of 2018, primarily driven by the following factors:

●	An increase in net payments on total debt of $7,828 million, which reflects the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables.
●	An increase in net cash distributions to IBM of $710 million, which reflects the company's objective of achieving a target debt-to-equity ratio of 9 to 1.

Debt

	At September 30,	At December 31,
(Dollars in millions)	2019	2018
Short-term debt
Debt	$889	$3,035
Debt payable to IBM	6,019	10,223
Total short-term debt	$6,908	$13,258

Long-term debt
Debt	$6,521	$7,919
Debt payable to IBM	8,909	9,357
Total long-term debt	$15,430	$17,276
Total debt	$22,337	$30,534

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $22,337 million at September 30, 2019, a decrease of $8,197 million from year-end 2018. Total debt payable to IBM was $14,928 million at September 30, 2019, a decrease of $4,653 million from December 31, 2018. Total third-party debt was $7,410 million at September 30, 2019, a decrease of $3,544 million from December 31, 2018. The decrease in total debt during the first nine months of 2019 was primarily due to the company’s decision to utilize its excess cash to repay a portion of its debt and lower funding requirements associated with financing receivables while continuing to maintain the company’s targeted debt-to-equity ratio of 9 to 1.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $939 million at September 30, 2019 and $710 million at December 31, 2018.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 3, “Financial Instruments.”

Management Discussion – (continued)

Interest on Debt

The company recognized interest expense of $115 million and $400 million for the three and nine months ended September 30, 2019, respectively, of which $58 million and $189 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $135 million and $362 million for the three and nine months ended 2018, respectively, of which $81 million and $215 million was interest expense on debt payable to IBM in each of those periods, respectively.

The decrease in interest expense in the third quarter of 2019 as compared to the same period in 2018 was driven by a lower average asset balance, partially offset by an increase in interest rates on both internal and external borrowings. The increase in interest expense in the first nine months of 2019 as compared to the same period in 2018 was driven by an increase in interest rates on both internal and external borrowings, partially offset by a lower average asset balance. Interest expense is presented in cost of financing in the Consolidated Statement of Earnings.

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

The company’s debt-to-equity ratio was 8.9 to 1 at September 30, 2019, as compared to the debt-to-equity ratio of 8.9 to 1 at December 31, 2018. Total member’s interest of $2,500 million declined by $921 million, or 26.9 percent, while total debt of $22,337 million, decreased by $8,197 million, or 26.8 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IGF’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short- and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2019, the company made distributions to IBM, including a return of profit. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

Management Discussion – (continued)

Beginning in the second quarter of 2019 and continuing throughout the year, the company is winding down the portion of its Commercial Financing operations which provides short-term working capital solutions for OEM information technology suppliers, distributors and resellers, which has resulted in a significant reduction of commercial financing receivables. The company had receivables of $8.5 billion at December 31, 2018 and $1.2 billion at September 30, 2019, relating to the financing of OEM IT suppliers, distributors, and resellers. The company’s borrowings declined at a similar rate, consistent with the targeted 9 to 1 debt-to-equity ratio. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

Effective in the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases interests in IBM's trade accounts receivable. These receivables represented the primary asset balance of $1,369 million within the short term purchased receivables from IBM at December 31, 2018.

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

The company’s geographically diverse client base, product and client knowledge, and strategy to substantially match-fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

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

Part II. Other Information

Item 1. Legal Proceedings

Refer to note 12, “Contingencies,” on page 35 of this Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(1) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

Date:	October 30, 2019

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance