Form 10-K
period 2019-12-31
IBM CREDIT LLC
filed 2020-02-28
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2019

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

IBM Credit was originally established as a subsidiary of IBM to provide financing solutions and remanufacturing and remarketing operations, in each case primarily for IBM products sold in the United States. Today, the company maintains a global organizational structure aligned with its operating segments, Client Financing and Commercial Financing. Client Financing primarily provides financing to end-user clients, which consist primarily of large, medium-sized and small corporations and other businesses, for their purchase of IBM products and services and original equipment manufacturers’ (OEM) IT products and services, in each case in order to finance clients’ total solution requirements. Client Financing also provides loans to IBM to finance the acquisition of IT assets used in client services contracts. The company believes the financing arrangements are predominantly for products and services that are critical to the end-user clients’ business operations. Commercial Financing provides working capital financing to suppliers, distributors, and resellers of IBM and OEM IT products and services. Beginning in the second quarter of 2019 and continuing throughout the year, the company wound down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. The company had receivables of $0.6 billion and $8.5 billion relating to its OEM IT Commercial Financing operations for the periods ended December 31, 2019, and 2018, respectively. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

For information regarding the company’s operations by segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note N, “Segment Information,” to the Consolidated Financial Statements.

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

In 2016, IGF established new entities to separate certain assets and liabilities related to IBM Credit’s financing business from IBM in the majority of countries where IGF operates. In most countries in which IBM Credit’s financing business operated as a division of the IBM legal entity, a subsidiary was formed that acquired the assets and liabilities related to the financing business from the existing IBM legal entity. The remanufacturing and remarketing business and related assets and liabilities remained in the existing IBM legal entity. In the few countries where the financing business was not considered material to IBM Credit on a consolidated basis, such operations remained in the existing IBM legal entity.

Item 1. Business – (continued)

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

Each segment’s business and the financing solutions that generate the segment’s revenue, results of operations and asset portfolio are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note N, “Segment Information,” to the Consolidated Financial Statements.

Client Financing

The company provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM. End-user clients are primarily IBM clients who elect to finance their acquisition of IBM’s hardware, software, and services, as well as OEM IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which are used in its external, revenue-producing services contracts.

Client Financing solutions are typically delivered as follows:

●	Leases, Loans and Installment Payment Plans: Leases are primarily sales-type, direct financing and operating leases for IBM’s hardware and select OEM IT hardware in areas in which IBM and the company have experience. Loans are primarily made to end-user clients to finance purchases of IBM and select OEM software and services, and are generally unsecured. These leases and loans are typically documented in contracts between IBM Credit and the end-user client.

In certain countries, the leases and loans are originated by IBM directly to the end-user client, and the company purchases the receivables and related equipment from IBM. In addition, IBM Credit supports IBM’s client offerings of installment payment plans for hardware, software and services to the end-user by purchasing receivables related to such payment plans from IBM.

●	IBM Total Solution Offerings that include Financing: For certain IBM offerings, IBM Credit’s financing contract is bundled with IBM’s product and service contract to create a combined periodic payment schedule for the entire offering (Total Solution Offering). For Total Solution Offerings, the financing and non-financing amounts due are provided in a single, combined periodic invoice for the IBM end-user client, such that each amount due to IBM Credit for the financing payment is collected by IBM along with the amounts due to IBM for the non-financing items. In these cases, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit.

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

Item 1. Business – (continued)

●	Other Financing to IBM: In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets used in its external, revenue-producing client services contracts. The loan portfolio balance is renewed and repriced periodically with a net settlement for advances on new equipment acquisitions or repayments of principal on prior acquisitions. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

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

IBM Credit generally extends payment terms in the range of 30 to 90 days to distributors and resellers in respect of their inventory purchases, while providing early settlement to suppliers at the supplier’s election. Suppliers generally provide financing incentives to reduce their distributors’ or resellers’ cost of financing for this term. The extended payment terms and early settlement provide liquidity to these clients. Commercial Financing is also important to suppliers and distributors because it enables them to shed credit risk, which is assumed by IBM Credit. For certain creditworthy distributors or resellers, IBM Credit may, at its discretion, allow a further extension of the repayment period for an additional financing charge. In addition, IBM Credit purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the credit risk of the IBM client. In the second quarter of 2019, the company suspended the program under which IBM Credit purchases interests in IBM’s trade accounts receivable.

Beginning in the second quarter of 2019 and continuing throughout the year, the company wound down the OEM IT portion of its Commercial Financing operations. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

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

Item 1. Business – (continued)

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

Portfolio Risk Management

IBM Credit conducts a credit evaluation of its clients prior to extending financing. The credit evaluation takes into account current information about the client, such as published credit ratings, financial statements, news reports and current market implied credit analysis, as well as the current economic environment, outstanding obligations to the company and prior collection history. In some cases, commercial factors, including IBM’s relationship with a client, are also considered in making origination and other business decisions. Counterparty risks are managed at an overall IBM level and all subsidiaries, including IBM Credit, operate within those policies, principles and delegations. When appropriate, actions are taken to mitigate credit risk, such as requiring the inclusion of covenants from the client to protect against credit deterioration during the life of the obligation and obtaining credit enhancements, such as payment guarantees and letters of credit. The company performs additional credit evaluations of its clients on a regular basis. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

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

Financing Incentive Programs

IBM and OEM IT suppliers from time to time sponsor financing incentive programs that allow the company to offer waived or reduced rate financing for marketing program offerings and sales promotions. Pursuant to these programs, IBM or OEM IT suppliers offer a discount to IBM Credit that enables the company to realize a market yield on any Client Financing agreements entered into either directly or indirectly under these incentive programs. Market yield is based on the credit quality of the client and the length of the contract.

The volume of financing incentive programs sponsored by IBM and OEM IT suppliers, and the split of those programs between leases and loans, may vary over time depending upon the marketing strategies of the respective supplier.

Item 1. Business – (continued)

In addition, the company provides financing which includes an interest free period to suppliers, distributors and resellers of IBM products and services, which is funded by IBM. These fees are included in the Commercial Financing segment as financing revenue. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

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

IBM Support Agreement

IBM Credit and IBM are parties to a support agreement, which became effective on May 2, 2017 (Support Agreement). Pursuant to the Support Agreement, IBM has agreed with IBM Credit that IBM will:

●	retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in IBM Credit at all times;
●	cause IBM Credit to, on the last day of each of IBM Credit’s fiscal years, have a consolidated tangible net worth of at least $50 million (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its subsidiary companies less (b) the intangible assets and total liabilities of IBM Credit and its subsidiary companies); and
●	cause the leverage ratio of IBM Credit to be no more than 11 to 1 for each of IBM Credit’s fiscal quarters (with leverage ratio for purposes of this discussion of the Support Agreement understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter).

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

Item 1. Business – (continued)

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

Borrowing Relationship

The company has credit facilities with IBM that allow the company to obtain short- and long-term funding on an as-needed basis and the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans under these credit facilities are set forth in standard intercompany loan agreements, which include standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). IBM Credit is entitled to prepay loans issued under these credit facilities from time to time, subject to payment of any agreed penalty or premium. Loans with IBM under such agreements are included in the Consolidated Statement of Financial Position as debt payable to IBM. Interest expense incurred on these borrowings from IBM is included in financing cost in the Consolidated Statement of Earnings. For additional information on short- and long-term funding, see note H, “Borrowings,” to the Consolidated Financial Statements.

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT services. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangibles in its business. Where practical, charges of the expenses incurred by IBM in the provision of these functional support services are based upon direct usage. For the remainder, where possible, expenses are charged based on measurable non-financial drivers, such as number of employees. When a clear and measurable non-financial driver cannot be established, these expenses are charged based on a measurable financial driver, such as net margin. Management believes that these methods are reasonable. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities for which IBM charges the company for occupancy expenses based on square footage space usage with no fixed term commitment. For additional information regarding the historical allocation of expenses by IBM to the company, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

The company participates in various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Item 1. Business – (continued)

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension, post-retirement benefits) are limited to service costs. The company is charged by IBM based on the number of employees. Contributions and any other types of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the company participates in plans that are accounted for as multiple-employer plans. For these plans, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. The company also participates in certain defined contribution plans and is charged by IBM based on the number of employees. For additional information, see note M, “Retirement-Related Benefits,” to the Consolidated Financial Statements.

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

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a tax sharing agreement for any operations included in an IBM consolidated tax return (Tax Sharing Agreement). Pursuant to the Tax Sharing Agreement, IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return. For additional information, see note L, “Taxes,” to the Consolidated Financial Statements.

Competition

The company operates in a highly competitive environment, where financing for users of IBM hardware, software and services and OEM IT products and services is available through a variety of sources. The company’s strong relationship with IBM provides the company with access to capital and the ability to manage increased exposures, each of which generates a competitive advantage. The key competitive factors in Client Financing and Commercial Financing include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In providing financing solutions to clients, the company competes with three types of companies: other captive financing entities of IT companies, non-captive financing entities and financial institutions.

Employees and Related Workforce

At December 31, 2019, IBM Credit and its subsidiaries employed approximately 2,200 people globally.

Geographic Results

The company reports revenue on a geographic basis within Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations.” The geographies include the Americas, Europe/Middle East/Africa (EMEA), and Asia Pacific. The company also provides information regarding total revenue and earning assets in the U.S. and foreign countries in note N, “Segment Information,” to the Consolidated Financial Statements.

Item 1. Business – (continued)

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

Forward-looking and Cautionary Statements

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements by their nature address matters that are uncertain to different degrees. The company may also make forward-looking statements in other reports filed with the SEC and in materials delivered to lenders and in press releases. In addition, the company’s and IBM representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar expressions, may identify such forward-looking statements. Any forward-looking statement in this Form 10-K speaks only as of the date on which it is made, except as required by law. The company assumes no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, set forth under Item 1A, “Risk Factors” in this Form 10-K are cautionary statements that accompany those forward-looking statements. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in the company’s filings with the SEC or in materials incorporated therein by reference.

Item 1A. Risk Factors.

The Company’s Financial Condition is in Large Part Dependent upon IBM: A significant portion of IBM Credit’s financing business consists of financing associated with the sale of IBM’s products and services. Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. Participation rates reflect the propensity of IBM’s clients to finance their transactions through IBM Credit in lieu of paying IBM up-front cash or financing through a third party. As discussed on page 6 under “Financing Incentive Programs,” IBM Credit participates in certain marketing programs in conjunction with IBM that allow the company to offer financing to end-user clients, which provides IBM Credit with a competitive advantage in financing IBM’s offerings. Any change in these marketing programs or IBM’s distribution methods, or any reduction in the company’s ability to offer competitively priced financing to IBM end-user clients, could reduce the company’s participation rates in IBM’s product and service offerings, which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the company. IBM also provides IBM Credit with other types of operational and administrative support, which are integral to the conduct of the company’s business. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. Any changes in the levels of support from IBM could also negatively impact the company’s results. Further, if there were significant changes in IBM’s liquidity or capital position, the quality of IBM’s offerings, transfers of ownership of IBM’s products or services, or other factors impacting IBM or its products, such changes could significantly affect IBM Credit’s financial condition and results of operations. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if IBM does not continue to be recognized for its industry-leading technology and solutions and as a cognitive leader. If negative perceptions tarnish IBM’s or IBM Credit’s brand image and reputation, IBM Credit’s ability to attract and retain customers and talent could be impacted. The success of IBM’s business and operations and demand for IBM products and services are subject to a number of risks, including, among others:

●	IBM’s ability to reach its growth and productivity objectives under its long-term business strategy;
●	IBM’s ability to continue its cutting-edge innovation and ability to commercialize such innovations;
●	Risks from IBM’s investments in key strategic areas to drive revenue growth and market share;
●	IBM’s relationship with its critical suppliers;
●	Quality issues with IBM products;
●	IBM’s reliance on third party distribution channels and ecosystems; and
●	Risks from IBM’s acquisitions, alliances and dispositions, including integration challenges.

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

Item 1A. Risk Factors – (continued)

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

The Company’s Financial Performance Could be Impacted by Its Ability to Collect Receivables in a Timely Manner and Result in Incurring Potential Unexpected Credit Losses: Changes in the concentration of credit and the credit risk of IBM Credit’s clients can be impacted by global, country, industry and client specific economic conditions, which in turn may impact clients’ working capital and their ability to make scheduled payments on the company’s financing receivables. In addition, client disputes regarding product quality, service delivery, amounts due to the company under Total Solution Offerings or other circumstances, may cause clients to delay scheduled payments when due. IBM Credit’s ability to collect receivables and generate sufficient cash to meet its business obligations, including servicing its debt, can have a significant impact on the company’s business operations.

Additionally, the company’s client base includes a variety of enterprises, from small and medium businesses to the world’s largest organizations and governmental entities. The company performs regular credit evaluations of its clients’ financial conditions. These credit evaluations rely in part on third party information, including information provided by the company’s clients, and may not successfully predict client financial conditions and detect and prevent fraud or misconduct by the company’s end-user clients or other third parties. Any such fraud or misconduct could have a significant impact on the company’s ability to collect receivables. If the company becomes aware of information related to the creditworthiness of a client, or if actual default rates on receivables in the future differ from those currently anticipated, the company may have to adjust its allowance for credit losses, which could affect the company’s financial position and results of operations.

Changes to Residual Value Could Adversely Affect the Profitability of the Company’s Lease Transactions: The recorded residual values of lease assets are estimated at the inception of a lease to be the expected fair value of the assets at the end of the lease term. The estimated residual value of leased equipment is based on a number of factors, including historical market sales prices, past remarketing experience, known significant market or product trends and IBM’s remarketing plans. If residual values significantly decline or are incorrectly estimated, due to economic factors, product quality issues, market or client behavior changes, fraud or misconduct by end-user clients or other third parties, unforeseen technology innovations or any other circumstances, it may lower financing margin and income or result in losses.

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

Item 1A. Risk Factors – (continued)

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

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions: The company is a global business, so changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of laws or policies, could affect the company’s business and overall results of operations. Substantial revisions that U.S. and foreign governments are undertaking or considering in areas such as the regulation and supervision of financial institutions, including financing and leasing companies, may have an effect on the company’s structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. The company’s results of operations could also be affected by economic and political changes around the world and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and foreign currencies and adverse changes in trade relationships between countries. Further, if the company expands its client base and the scope of its offerings, both within the U.S. and globally, the company may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign financial industry laws and regulations, data privacy requirements, enforcement of intellectual property protection, anti-money laundering laws, tax laws, anti-competition regulations, anti-corruption laws, and import, export and trade restrictions. Further, uncertainty has been created by international trade disputes. Tariffs and sanctions resulting from these disputes could affect IBM’s ability to move goods and services across borders, or could impose added costs to those activities, which could impact the company’s operations. Measures taken to date by IBM and the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could negatively affect customer demand and the company’s operations. For example, the U.K. referendum to exit from the E.U., commonly referred to as “Brexit”, has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for Brexit.

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states, and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies. Computer hackers and others routinely attempt to attack the security of our technology systems and networks, and to fraudulently induce customers, contractors, business partners, vendors, employees, and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of its own systems and networks, but also those of its clients, contractors, business partners, vendors, employees and other third parties.

Item 1A. Risk Factors – (continued)

Cyber threats are continually evolving, making it difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. The systems utilized by the company involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees, clients and others. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, client, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denial of service. In the event of such actions, the company, its clients, and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential clients, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.

The global regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs and expanded or otherwise altered compliance obligations. The enactment and expansion of data protection and privacy laws and regulations around the globe, the lack of harmonization of such laws and regulations, and the potential regulation of new and emerging technologies will continue to result in increased compliance costs and risks.

The Company Is Subject to Legal Proceedings and Investigatory Risks: As a global company with business operations, employees and clients in many countries, the company is or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of its business. The company believes that it has adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time. Additional information on legal matters is included in note K, “Contingencies and Commitments,” to the Consolidated Financial Statements.

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

Item 1A. Risk Factors – (continued)

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

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect the company’s reported financial condition. In addition, adopting new accounting standards can also pose challenges to the company. The company’s most critical accounting estimates including the methods used by management to estimate the amount of uncollectible receivables are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. In addition, as discussed in note K, “Contingencies and Commitments,” to the Consolidated Financial Statements, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

Item 3. Legal Proceedings.

See note K, “Contingencies and Commitments,” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IBM Credit is a Delaware limited liability company and an indirect, wholly owned subsidiary of IBM. At December 31, 2019, all limited liability company interests in IBM Credit were owned by the Member, which is also an indirect, wholly owned subsidiary of IBM. The company has no other class of equity securities issued and outstanding. Dividends are declared and paid by IBM Credit as determined by its Board of Managers. The company paid $1,231 million in cash distributions to IBM during 2019.

Item 6. Selected Financial Data.

IBM Credit has omitted this section pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management Discussion and Analysis of Results of Operations and Financial Condition” (Management Discussion and Analysis) is designed to provide readers with an overview of the business and a narrative on the company’s financial results and certain factors that may affect its future prospects from the perspective of the company’s management. The Management Discussion and Analysis presents an overview of the key performance drivers in 2019.

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

Lease and loan contracts between IBM Credit and end-user clients are included in the Consolidated Statement of Financial Position as financing receivables or equipment under operating leases, and the revenue is included as financing revenue or operating lease revenue in the Consolidated Statement of Earnings.

In certain countries, IBM originates leases, loans and installment payment plans with its end-user clients and IBM Credit acquires the related receivables (and related assets underlying the leases) at a discounted purchase price under certain financing incentive programs. IBM Credit accounts for the acquisition of these receivables as a purchase of receivables. These receivables are included within financing receivables in the Consolidated Statement of Financial Position. Income is recognized by the company over the term of the financing, and the income is recorded as financing revenue in the Consolidated Statement of Earnings.

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

In certain countries, the company provides loans to IBM, primarily in support of its Global Technology Services segment’s acquisition of IT assets used in external, revenue-producing client services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The financing income earned from these receivables is included in financing revenue in the Consolidated Statement of Earnings.

The company sells to IBM equipment returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. These sales are recorded net within the Client Financing segment in other (income) and expense in the Consolidated Statement of Earnings.

Commercial Financing provides working capital financing to suppliers, distributors and resellers of IT products and services where the company generally extends payment terms in the range of 30 to 90 days. A portion of the interest cost may include financing incentives from IBM or providers of OEM IT products and services to cover an interest-free period. Financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the clients, but may be collateralized by inventory or accounts receivable. These financing transactions are included in the Consolidated Statement of Financial Position as financing receivables and the financing income is included in financing revenue in the Consolidated Statement of Earnings. Income earned from financing incentives related to Commercial Financing is included in financing revenue in the Consolidated Statement of Earnings and is recognized over the term of the financing. Beginning in the second quarter of 2019 and continuing throughout the year, the company wound down the OEM IT portion of its Commercial Financing operations.

The company also purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the credit risk of IBM’s clients. These transactions are included in receivables purchased/participated from IBM in the Consolidated Statement of Financial Position and the financing income is included in financing revenue in the Consolidated Statement of Earnings. The discount is recognized as financing revenue over the term of the financing. In the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases interests in IBM’s trade accounts receivable. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Year in Review

The following section provides a summary of the company’s consolidated financial results for 2019 as compared to 2018:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2019	2018	Change
Revenue	$1,600	$1,779	(10.1)%
Net margin	$913	$1,083	(15.7)%
Net margin percentage	57.1%	60.9%	(3.8)	pts.
Total expense and other (income)	$295	$352	(16.4)%
Income before income taxes	$619	$731	(15.3)%
Provision for income taxes	$188	$133	41.2%
Net income	$430	$597	(27.9)%
Net income margin	26.9%	33.6%	(6.7)	pts.

			Yr.-to-Date
(Dollars in millions)			Percent
At December 31:	2019	2018	Change
Assets	$28,412	$39,497	(28.1)%
Liabilities	$25,726	$36,076	(28.7)%
Member’s interest	$2,686	$3,420	(21.5)%

At December 31:	2019		2018
Debt-to-equity ratio*	9.0	x	8.9	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2019	2018
Net income (1)	$430	$597
Average equity (2)*	$2,899	$3,402
Return on equity (1)/(2)	14.8%	17.5%
*	Average of the ending balance of Member’s interest for the last five quarters.

In 2019, the company delivered revenue of $1,600 million and net income of $430 million. In 2018, the company had revenue of $1,779 million, and net income of $597 million.

Total revenue decreased $180 million, or 10.1 percent, in 2019 as compared to 2018, driven by a decrease in financing revenue of $123 million, or 8.5 percent, and by a decrease in operating lease revenue of $57 million, or 17.0 percent. The decrease in financing revenue reflects the company’s Commercial Financing portfolio actions, which began in the second quarter of 2019. The decline in operating lease revenue was due to a lower average asset balance in 2019 compared to 2018.

In 2019, net margin, which is calculated as revenue less financing costs and depreciation of equipment under operating lease, was $913 million, a decrease of $170 million, or 15.7 percent, as compared to 2018. The decline in revenue and increase in financing costs were partially offset by a decrease in depreciation expense when compared to the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 57.1 percent in 2019 decreased by 3.8 points compared to the prior year.

Total expense and other (income) of $295 million decreased $58 million, or 16.4 percent, in 2019 compared to $352 million in 2018.

Pre-tax income of $619 million in 2019 decreased 15.3 percent as compared to the prior year. Pre-tax income margin percentage of 38.7 percent in 2019 decreased on a year-to-year basis by 2.4 points.

The effective tax rate for 2019 was 30.5 percent, an increase of 12.2 points, as compared to 2018. The change in the effective tax rate was primarily attributable to guidance issued by the U.S. Treasury in January 2019 regarding U.S. Tax Cuts and Jobs Act (U.S. tax reform) repatriation tax (20 points). This was partially offset by a year-to-year benefit due to the Global Intangible Low-Taxed Income (GILTI) provision (5 points). For additional information, see note L, “Taxes,” to the Consolidated Financial Statements.

Net income decreased $167 million on a year-to-year basis, primarily driven by the declines in net margin noted above. Return on equity of 14.8 percent in 2019 decreased by 2.7 points driven primarily by the decrease in net income year to year.

The company generated $231 million in cash flow from operating activities in 2019, a decrease of $868 million as compared to the prior year, driven by higher net cash payments to IBM related to outstanding accounts payable and higher net cash income tax payments. Investing activities were a net source of cash of $7,312 million in 2019 versus a net use of cash of $1,903 million in 2018, primarily driven by a decrease in net short term financing receivables. Net cash used by financing activities of $7,679 million increased $7,649 million, driven primarily by lower funding requirements associated with financing receivables. The decrease in financing receivables reflects the wind down of the OEM IT Commercial Financing operations.

Business Segments and Capabilities

IBM Credit and its subsidiaries are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business. The company’s operating segments, Client Financing and Commercial Financing, are business units that offer financing solutions based upon the needs of the company’s clients. The Client Financing and Commercial Financing business segments are described in more detail in Item 1, “Business.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2019	2018	Change
Client Financing
Revenue	$1,187	$1,206	(1.6)%
Net margin	624	677	(7.8)%
Net margin percentage	52.6%	56.1%	(3.6)	pts.
Pre-tax income	$434	$490	(11.4)%
Pre-tax margin	36.6%	40.7%	(4.1)	pts.
Commercial Financing
Revenue	$413	$574	(28.0)%
Net margin	289	406	(28.8)%
Net margin percentage	70.1%	70.8%	(0.7)	pts.
Pre-tax income	$184	$240	(23.2)%
Pre-tax margin	44.6%	41.9%	2.8	pts.
Total Segments
Revenue	$1,600	$1,779	(10.1)%
Net margin	913	1,083	(15.7)%
Net margin percentage	57.1%	60.9%	(3.8)	pts.
Pre-tax income	$619	$731	(15.3)%
Pre-tax margin	38.7%	41.1%	(2.4)	pts.

Client Financing

Client Financing revenue of $1,187 million in 2019 decreased by $19 million, or 1.6 percent, as compared to 2018, driven by operating lease revenue which declined $57 million, or 17.0 percent, mainly due to a decline in the average asset balance in 2019. The decline was partially offset by financing revenue which increased $38 million, or 4.3 percent, primarily driven by variable lease revenue reported in 2019 due to the adoption of the new lease standard.

Net margin decreased $53 million, or 7.8 percent, as compared to 2018. The decrease was driven by lower revenue as noted above and an increase in interest expense of $40 million due to higher interest rates, partially offset by lower average debt balances in 2019.

Pre-tax income decreased $56 million, or 11.4 percent, in 2019 as compared to 2018. The decrease was primarily driven by the decline in net margin noted above and a decrease in profit from sales of equipment upon lease termination of $20 million, partially offset by lower provisions for credit losses of $28 million.

Commercial Financing

Commercial Financing revenue of $413 million in 2019 declined $161 million, or 28.0 percent, as compared to 2018, primarily reflecting the wind down of the OEM IT Commercial Financing operations.

Net margin decreased $117 million, or 28.8 percent, as compared to 2018. The decrease was driven by the decline in revenue as noted above, partially offset by a decrease in interest expense of $44 million. The decrease in interest expense

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

was mainly due to the lower average debt balances in 2019 in support of a lower asset base, partially offset by higher interest rates, when compared to the prior-year period.

Pre-tax income decreased $56 million, or 23.2 percent, as compared to 2018, driven primarily by the decrease in net margin noted above and lower releases of provisions for credit losses of $14 million, partially offset by lower SG&A expenses of $32 million which was in line with the segment’s performance. Pre-tax income also includes a gain of $16 million from divested commercial financing capabilities. For additional information, see note O, “Divestiture,” to the Consolidated Financial Statements.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2019	2018	Change
Revenue	$1,600	$1,779	(10.1)%
Geographies
Americas	$958	$1,018	(5.9)%
Europe/Middle East/Africa (EMEA)	375	468	(19.9)
Asia Pacific	267	294	(9.0)

Americas revenue of $958 million decreased $60 million, or 5.9 percent, in 2019 as compared to 2018, driven by declines in financing revenue of $36 million, as well as declines in operating lease revenue of $24 million.

EMEA revenue of $375 million decreased $93 million, or 19.9 percent, in 2019 as compared to 2018, driven by declines in financing revenue of $75 million, as well as declines in operating lease revenue of $18 million.

Asia Pacific revenue of $267 million decreased $27 million, or 9.0 percent, in 2019 as compared to 2018, driven by declines in operating lease revenue of $14 million, as well as declines in financing revenue of $12 million.

The declines in financing revenue across all geographies reflect the Commercial Financing portfolio actions.

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$372	$375	(0.8)%
Provisions for/(benefit from) credit losses	(5)	9	NM
Other (income) and expense	(72)	(31)	132.8
Total expense and other (income)	$295	$352	(16.4)%
Total expense-to-revenue ratio	18.4%	19.8%	(1.4)	pts.

NM - Not meaningful

Total expense and other (income) of $295 million decreased $58 million, or 16.4 percent, in 2019 as compared to 2018. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$159	$153	3.6%
Contracted services	18	18	(0.9)
Functional support services and other related party expenses	195	204	(4.6)
Total selling, general and administrative expense	$372	$375	(0.8)%

Total SG&A expense decreased $3 million, or 0.8 percent, as compared to 2018, due to a decrease in functional support services expense charged to the company by IBM of $9 million, partially offset by an increase in other SG&A of $6 million. For additional information on support expenses charged by IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses were a release of $5 million in 2019 as compared to additions of $9 million in 2018, driven by lower specific reserve requirements, partially offset by a lower unallocated reserve release in the current year. For additional information on provisions for credit losses, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2019	2018	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$1	$10	(90.3)%
(Gains)/losses on derivative instruments	—	(7)	(100.0)
(Gains)/losses on sale of equipment upon lease termination	(78)	(98)	(20.7)
Other expense and (income)	5	65	(92.0)
Total other (income) and expense	$(72)	$(31)	132.8%

Total other (income) and expense was $72 million of income, an increase of $41 million in 2019 as compared to 2018. Other expense declined $59 million, in line with the wind down of the OEM IT Commercial Financing operations, and included a pre-tax gain of $16 million from divested commercial financing capabilities. Year-to-year declines in other expense were partially offset by a $20 million decrease in gains on sales of equipment returned upon lease termination.

Income Taxes

The effective tax rate for 2019 was 30.5 percent, an increase of 12.2 points, as compared to 2018. The increase in the effective tax rate was primarily driven by the impacts of U.S. tax reform (20 points) and was partially offset by a year-to-year benefit due to the GILTI provision (5 points).

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of sales-type leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Beginning in the second quarter of 2019 and continuing throughout

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

the year, the company wound down the OEM IT portion of its Commercial Financing operations. For additional information see note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Receivables purchased/participated from IBM include purchased interests in certain of IBM’s trade and other accounts receivable and IBM receivables that have been participated to IBM Credit. In the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases interests in IBM's trade accounts receivable. For additional information see note F, "Financing Receivables, Receivables Purchased/Participated from IBM." Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note C, “Relationship with IBM and Related Party Transactions.”

Total assets of $28,412 million at December 31, 2019, decreased $11,085 million (including a decrease of $27 million from currency) as compared to year-end 2018, driven by:

●	A decline in total financing receivables of $9,298 million (including a decrease of $25 million from currency), primarily driven by a decline in commercial financing receivables of $7,987 million and a decline in purchased receivables from IBM of $1,313 million. These declines reflect the Commercial Financing portfolio actions. For additional information see note F, "Financing Receivables, Receivables Purchased/Participated from IBM;" and
●	A decline in other receivables from IBM of $1,505 million (including an increase of $2 million from currency), predominantly due to a decrease in cash invested with IBM of $1,504 million. For additional information relating to other receivables from IBM, see note C, “Relationship with IBM and Related Party Transactions.”

At December 31, 2019, substantially all Client Financing and Commercial Financing assets were IT related assets, and approximately 62 percent of the company’s total asset portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers, an increase of 7 points year to year. This investment grade percentage is based on the credit ratings of the companies in the portfolio. Additionally, the company takes actions to transfer exposure to third parties. On that basis, the investment grade content would increase to 68 percent, a decrease of 4 points year to year.

Total liabilities of $25,726 million at December 31, 2019, decreased $10,351 million (including an increase of $1 million from currency) as compared to year-end 2018 primarily driven by:

●	A decrease in total debt of $6,439 million (including a decrease of $58 million from currency) driven by lower funding requirements associated with financing receivables;
●	A decline in accounts payable to IBM of $2,709 million (including an increase of $59 million from currency), which reflects the settlements of purchases of equipment and receivables/loans (for software and services); and
●	A decline in accounts payable to third parties of $1,271 million (including an increase of $2 million from currency), primarily driven by the wind down of the OEM IT Commercial Financing operations.

Total Member’s interest of $2,686 million at December 31, 2019 decreased $735 million as compared to December 31, 2018, as a result of:

●	Cash distributions to IBM of $1,231 million; partially offset by
●	Net income of $430 million, and
●	Non-cash capital contribution from IBM of $64 million.

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

The Client Financing origination values presented below include participations and exclude the company’s loans to IBM’s Global Technology Services segment, which are executed under a loan facility and are not considered originations.

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2019	2018	Change
Client Financing	$14,252	$14,300	(0.3)%
Commercial Financing	35,627	70,138	(49.2)%
Total originations	$49,878	$84,438	(40.9)%

For the year ended December 31, 2019, the company originated $14,252 million of Client Financing leases and loans, as compared to $14,300 million for the year ending December 31, 2018. The year-to-year decrease of $48 million was driven by lower OEM IT originations in the current year, partially offset by higher lease volumes due to client migration to the IBM z15 mainframe. For the year ending December 31, 2019, the company originated $35,627 million of Commercial Financing receivables as compared to $70,138 million for the year ending December 31, 2018. The decrease of $34,512 million as compared to the prior year end reflects the Commercial Financing portfolio actions. For additional information see note F, "Financing Receivables, Receivables Purchased/Participated from IBM."

Segment Assets

	Client Financing			Commercial Financing
			Yr.-to-Yr.			Yr.-to-Yr.
(Dollars in millions)			Percent			Percent
For the year ended December 31:	2019	2018	Change	2019	2018	Change
Financing receivables, net	$13,978	$14,474	(3.4)%	$3,387	$11,374	(70.2)%
Equipment under operating leases, net	212	386	(45.1)	—	—	—
Financing receivables from IBM	3,870	3,609	7.2	—	—	—
Receivables purchased/participated from IBM, net	4,303	4,065	5.9	56	1,369	(95.9)
Total assets	$22,362	$22,533	(0.8)%	$3,443	$12,743	(73.0)%

Total Client Financing assets of $22,362 million at December 31, 2019 decreased $172 million as compared to year-end 2018. The decline in Client Financing assets was driven primarily by a decline in net financing receivables, partially offset by increases in financing receivables from IBM and receivables participated from IBM.

The Client Financing receivables portfolio at December 31, 2019 represented the following industry profile: Financial (36 percent), Manufacturing (15 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (5 percent). The receivables portfolio at December 31, 2018 represented the following industry profile: Financial (33 percent), Government (14 percent), Manufacturing (14 percent), Services (13 percent), Retail (7 percent), Communications (7 percent), Healthcare (6 percent) and Other (6 percent).

The decrease in Commercial Financing assets of $9,300 million at December 31, 2019, as compared to December 31, 2018, reflects the Commercial Financing portfolio actions. For additional information see note F, "Financing Receivables, Receivables Purchased/Participated from IBM."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The financing assets of the company were funded with $24,095 million of total debt at December 31, 2019, as compared to $30,534 million of debt at December 31, 2018. The decline of $6,439 million was primarily driven by lower funding requirements associated with financing receivables.

Financing Receivables and Allowances

The following table presents net financing receivables (excluding residual values and loan financing to IBM’s Global Technology Services segment, which the company considers collectable and without third party risk) and the allowance for credit losses.

(Dollars in millions)
At December 31:	2019	2018
Recorded investment	$21,301	$30,906
Specific allowance for credit losses	114	121
Unallocated allowance for credit losses	42	71
Total allowance for credit losses	155	192
Net financing receivables	$21,145	$30,714
Allowance for credit losses coverage	0.7%	0.6%

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2019	Additions / (Releases)	Write-offs *	Other **	December 31, 2019
$192	$(5)	$(32)	$(1)	$155

*    Represents reserved receivables that were written off during the period.

**  Primarily represents translation adjustments.

The allowance for credit losses on financing receivables at December 31, 2019 was $155 million, or 0.7 percent of gross financing receivables. At December 31, 2018, the allowance for credit losses on financing receivables was $192 million, or 0.6 percent, of gross financing receivables.

Specific reserves decreased $7 million to $114 million at December 31, 2019 as compared to December 31, 2018, due to write-offs, partially offset by higher reserve requirements in the Americas.

Unallocated reserves decreased $30 million to $42 million at December 31, 2019, as compared to December 31, 2018, driven by lower reserve requirements as a result of lower asset balances in the Client Financing and Commercial Financing businesses.

Provisions for credit losses were a release of $5 million in 2019 as compared to $9 million of additions in 2018. The year-to-year decrease was driven by lower specific reserve requirements, partially offset by a lower unallocated reserve release in the current year.

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

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases, as well as operating leases at December 31, 2019 and 2018. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at December 31, 2019 is expected to be returned to the company.

Unguaranteed Residual Value

	Total		Estimated Run Out of 2019 Balance
(Dollars in millions)						2023 and
At December 31:	2018	2019	2020	2021	2022	Beyond
Sales-type and direct financing leases	$491	$531	$99	$133	$183	$117
Operating leases	114	84	55	23	3	3
Total unguaranteed residual value	$605	$615	$154	$156	$186	$120
Related original amount financed	$10,148	$9,048
Percentage	6.0%	6.8%

Consolidated Fourth-Quarter Financial Results

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2019	2018	Change
Revenue	$335	$446	(24.8)%
Net margin	$194	$256	(24.2)%
Net margin percentage	58.0%	57.5%	0.4	pts.
Total expense and other (income)	$36	$48	(25.0)%
Income before income taxes	$158	$208	(24.1)%
Provision for/(benefit from) income taxes	$(7)	$21	NM
Net income	$165	$187	(11.8)%
Net income margin	49.3%	42.0%	7.3	pts.

NM - Not meaningful

Fourth Quarter Financial Performance Summary:

In the fourth quarter of 2019, the company delivered revenue of $335 million and net income of $165 million. In the fourth quarter of 2018, the company had revenue of $446 million and net income of $187 million.

Total revenue decreased $110 million, or 24.8 percent, in the fourth quarter of 2019 as compared to the fourth quarter of 2018, driven by a decrease in financing revenue of $87 million, or 24.2 percent, and a decrease in operating lease revenue of $23 million, or 27.4 percent. The decrease in financing revenue reflects the Commercial Financing portfolio actions. The decline in operating lease revenue was due to a lower average asset balance in the current period compared to the prior-year period.

Net margin was $194 million in the fourth quarter of 2019, a decline of $62 million, or 24.2 percent, as compared to the fourth quarter of 2018. The decrease was primarily driven by the decline in revenue, partially offset by a decline in financing costs of $34 million and a decrease in depreciation expense of $14 million. The decrease in financing costs

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

was driven by a decrease in interest expense. Net margin percentage of 58.0 percent in the fourth quarter of 2019 increased by 0.4 points compared to the same period in the prior year.

Total expense and other (income) of $36 million decreased $12 million, or 25.0 percent, in the fourth quarter of 2019 when compared to the fourth quarter of 2018.

Pre-tax income in the fourth quarter of 2019 of $158 million decreased 24.1 percent when compared to the fourth quarter of 2018. The pre-tax income margin percentage of 47.2 percent in the fourth quarter of 2019 increased on a year-to-year basis by 0.4 points.

Provisions for income taxes were a benefit of $7 million in the fourth quarter of 2019 compared to $21 million of expense in the fourth quarter of 2018, primarily driven by an increase in foreign tax credits.

Net income decreased $22 million in the fourth quarter of 2019 as compared to the fourth quarter of 2018, which reflects the wind down of the OEM IT Commercial Financing operations, partially offset by a decline in the effective tax rate in the fourth quarter of 2019 when compared to the prior-year period.

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the fourth quarter ended December 31, 2019, as compared to the fourth quarter ended December 31, 2018. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2019	2018	Change
Client Financing
Revenue	$281	$293	(4.2)%
Net margin	152	152	0.2%
Net margin percentage	54.3%	51.9%	2.3	pts.
Pre-tax income	$131	$136	(4.2)%
Pre-tax margin	46.5%	46.5%	0.0	pts.
Commercial Financing
Revenue	$54	$153	(64.4)%
Net margin	42	104	(59.9)%
Net margin percentage	76.9%	68.3%	8.6	pts.
Pre-tax income	$28	$72	(61.6)%
Pre-tax margin	51.0%	47.3%	3.7	pts.
Total Segments
Total revenue	$335	$446	(24.8)%
Net margin	194	256	(24.2)%
Net margin percentage	58.0%	57.5%	0.4	pts.
Pre-tax income	$158	$208	(24.1)%
Pre-tax margin	47.2%	46.8%	0.4	pts.

Client Financing

Client Financing revenue of $281 million in the fourth quarter of 2019 decreased by $12 million, or 4.2 percent, as compared to the same period in 2018. The decrease in revenue was driven by a decline in operating lease revenue of $23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

million, or 27.4 percent, mainly due to a decline in average assets during 2019. The decline was partially offset by variable lease revenue reported in the current-year period due to the adoption of the new leasing standard.

Net margin was essentially flat, as compared to the same period in 2018. Net margin percentage of 54.3 percent increased by 2.3 points when compared to the prior-year period driven by a mix away from the operating lease portfolio.

Pre-tax income in the fourth quarter of 2019 decreased $6 million, or 4.2 percent, as compared to the fourth quarter of 2018, driven primarily by higher SG&A expense partially offset by higher profit from sales of equipment upon lease termination in the current-year period.

Commercial Financing

Commercial Financing revenue of $54 million in the fourth quarter of 2019 decreased $98 million, or 64.4 percent, as compared to the same period in 2018. The decline reflects the Commercial Financing portfolio actions executed in 2019.

Net margin decreased $62 million, or 59.9 percent, in the fourth quarter of 2019 as compared to the same period in 2018. The decrease was driven by the decline in revenue, partially offset by a decrease in interest expense of $36 million. The decrease in interest expense was mainly due to the lower average debt balances in 2019 in support of a lower asset base, partially offset by higher interest rates, when compared to the prior-year period.

Pre-tax income in the fourth quarter of 2019 decreased $44 million, or 61.6 percent, as compared to the fourth quarter of 2018, driven primarily by the decline in net margin partially offset by lower SG&A expense in the current year period.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2019	2018	Change
Revenue	$335	$446	(24.8)%
Geographies
Americas	$209	$261	(20.0)%
Europe/Middle East/Africa (EMEA)	68	115	(41.4)
Asia Pacific	58	69	(15.1)

The declines in revenue across all geographies reflect the Commercial Financing portfolio actions.

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2019	2018	Change
Total expense and other (income)
Selling, general and administrative	$90	$83	9.0%
Provisions for/(benefit from) credit losses	(1)	(15)	(95.1)
Other (income) and expense	(54)	(20)	169.3
Total expense and other (income)	$36	$48	(25.0)%
Total expense-to-revenue ratio	10.7%	10.7%	0.0	pts.

Total expense and other (income) of $36 million in expense decreased $12 million, or 25.0 percent, in the fourth quarter of 2019 as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2019	2018	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$36	$37	(3.7)%
Contracted services	6	5	17.2
Functional support services and other related party expenses	49	41	19.8
Total selling, general and administrative expense	$90	$83	9.0%

Provision for Credit Losses

Provisions for credit losses were a release of $1 million in the fourth quarter of 2019 as compared to a release of $15 million in the fourth quarter of 2018, primarily driven by higher reserve releases in the prior-year period. For additional information on provisions for credit losses, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2019	2018	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(1)	$1	NM	%
(Gains)/losses on derivative instruments	0	0	(100.0)
(Gains)/losses on sale of equipment upon lease termination	(50)	(37)	35.5
Other expense and (income)	(2)	16	NM
Total other (income) and expense	$(54)	$(20)	169.3%

NM - Not meaningful

Total other (income) and expense was $54 million in income in the fourth quarter of 2019, an increase of $34 million when compared to the fourth quarter of 2018. Other expense declined $18 million year to year, in line with the wind down of the OEM IT Commercial Financing operations, and gains on the sale of equipment upon lease termination increased $12 million as a result of client migration to IBM’s z15 mainframe in the current year period.

Income Taxes

The effective tax rate for the fourth quarter of 2019 was negative 4.4 percent as compared to 10.2 percent in the fourth quarter of 2018. The year-to-year decrease in the effective tax rate was primarily driven by an increased benefit in foreign tax credits.

Cash Flow

The company generated $135 million in cash flow from operating activities in the fourth quarter of 2019, a decrease of $151 million as compared to the same period in the prior year. Net cash used in investing activities of $2,062 million in the fourth quarter of 2019 increased by $1,012 million when compared to the fourth quarter of the prior year. This was driven by higher outflows in the current year to fund Client Financing originations. Net cash provided by financing activities of $1,519 million increased $888 million in the fourth quarter of 2019 compared to the same period in 2018, driven by year-to-year increases in net proceeds of debt issuances from IBM.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Prior Year in Review

Refer to pages 19 to 28 of IBM Credit’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, for a discussion on the company’s financial performance for 2018 as compared to 2017.

Other Information

Liquidity and Capital Resources

IBM Credit funds its current and future obligations through the generation of cash flows from operations and its access to the short- and long-term capital markets, as well as through the support provided by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of December 31, 2019 was primarily comprised of loans from IBM.

The company generated $231 million in cash flows from operations in 2019. The company had balances of $1,687 million of cash and cash equivalents and $509 million in cash invested with IBM as of December 31, 2019. Refer to the company’s cash flow and liquidity trends on page 33 for additional information.

The consolidated tangible net worth of the company was $2,577 million and $3,286 million as of December 31, 2019 and 2018, respectively, with consolidated tangible net worth calculated as total assets of IBM Credit and its consolidated subsidiaries less intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries.

In 2019 the company made cash distributions to IBM of $1,231 million, which was partially offset by a non-cash contribution to the company in the amount of $64 million from IBM. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

The company's debt-to-equity ratio was 9.0 to 1 and 8.9 to 1 for the period ending at December 31, 2019 and 2018, respectively. Refer to the company’s debt-to-equity ratio on page 34 for additional information.

On July 18, 2019, the company entered into a new $2.5 billion 364-day Credit Agreement to replace its existing $2.5 billion 364-day Credit Agreement, and extended the maturity date of its existing $2.5 billion Three-Year Credit Agreement to July 20, 2022 (together, the Credit Agreements). The size of each facility was unchanged. As of December 31, 2019, the company had no borrowings outstanding against these Credit Agreements.

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

Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of December 31, 2019, the company had $304 million of commercial paper outstanding.

The company has a shelf registration statement with the SEC allowing it to offer for sale public debt securities. The company issued $3 billion and $4 billion of debt securities in 2017 and 2018, respectively, at both fixed and floating rates. There were no issuances of debt securities in 2019. For additional information on the company’s debt securities, see note H, “Borrowings,” to the Consolidated Financial Statements.

The major rating agencies’ ratings on the company’s debt securities at December 31, 2019 appear in the table below.

	STANDARD	MOODY’S
	AND	INVESTORS
	POOR’S	SERVICE
Long-term debt	A	A2
Commercial paper	A-1	Prime-1

After closing the Red Hat acquisition, Moody’s, as expected, downgraded IBM and IBM Credit LLC’s long-term debt rating from A1 to A2 and improved its outlook to stable. IBM and IBM Credit LLC remain committed to a target leverage profile consistent with a mid to high single A credit rating within a couple of years.

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

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies,” and note D, “Financial Instruments,” to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
Net cash provided by operating activities	$231	$1,099	$1,034
Net cash provided by/(used in) investing activities	7,312	(1,903)	(1,482)
Net cash provided by/(used in) financing activities	(7,679)	(30)	1,308

At December 31:	2019	2018	2017
Cash and cash equivalents	$1,687	$1,828	$2,680
Cash invested with IBM, available on-demand (1)	509	2,014	911
Committed credit facilities (2)	5,000	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented as other receivables from IBM in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flows. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and/or amended on July 18, 2019.

Net cash provided by operating activities in 2019 decreased $868 million as compared to 2018, driven primarily by higher net cash payments to IBM related to outstanding accounts payable and higher net cash income tax payments.

Net cash provided by investing activities in 2019 was a source of cash of $7,312 million as compared to a use of cash of $1,903 million in 2018, driven by:

●	Lower net originations of short-term financing receivables of $6,674 million, reflecting the Commercial Financing portfolio actions. For further information see note F, “Financing Receivables, Receivables Purchased/Participated from IBM;” and
●	Other receivables with IBM in 2019 was a source of cash of $1,506 million as compared to use of cash of $1,200 million in 2018, driven by lower levels of excess cash invested with IBM in 2019.

Net cash used in financing activities in 2019 increased $7,649 million as compared to 2018, driven by:

●	An increase in net payments on total debt of $6,970 million, driven by lower funding requirements associated with financing receivables, and
●	An increase in net cash distributions to IBM of $679 million, which reflects the company's objective of achieving a target debt-to-equity ratio of 9 to 1.

Debt

(Dollars in millions)
At December 31:	2019	2018
Short-term debt
Debt	$633	$3,035
Debt payable to IBM	8,194	10,223
Total short-term debt	$8,827	$13,258

Long-term debt
Debt	$6,517	$7,919
Debt payable to IBM	8,751	9,357
Total long-term debt	$15,268	$17,276
Total debt	$24,095	$30,534

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM.

Total debt was $24,095 million and $30,534 million at December 31, 2019 and 2018, respectively. Total debt payable to IBM was $16,945 million, a decrease of $2,635 million as compared to December 31, 2018. Total third-party debt was $7,150 million, a decrease of $3,804 million from December 31, 2018. The decrease in total debt during the year of 2019 was primarily due to lower funding requirements associated with financing receivables.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings were $1,062 million in 2019 and $710 million in 2018.

For additional information on the company’s debt and debt payable to IBM, see note H, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” as well as note A, “Significant Accounting Policies” and note D, “Financial Instruments,” to the Consolidated Financial Statements.

Interest on Debt

The company recognized interest expense of $499 million and $503 million in 2019 and 2018, respectively, of which $242 million and $298 million was interest expense on debt payable to IBM in 2019 and 2018, respectively. For additional information on interest expense, see note H, “Borrowings,” to the Consolidated Financial Statements.

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2019, are as follows:

(Dollars in millions)						2025 and
At December 31:	2020	2021	2022	2023	2024	Beyond	Total
Long-term debt	$1,986	$3,151	$591	$764	$2	$0	$6,495
Debt payable to IBM	3,961	2,484	1,362	679	200	65	8,751
Total	$5,947	$5,635	$1,953	$1,443	$202	$65	$15,246

Debt-to-Equity

The debt-to-equity ratio, as reported in the table below, is, at any given time, the ratio of total debt to total Member’s interest.

At December 31:	2019		2018
Debt-to-equity ratio	9.0	x	8.9	x

The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 9.0 to 1 at December 31, 2019 as compared to 8.9 to 1 at year-end 2018. Total Member’s interest of $2,686 million declined by $735 million, or 21.5 percent, and total debt of $24,095 million decreased $6,439 million, or 21.1 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Contractual Obligations

(Dollars in millions)	Total Contractual	Payments Due In
At December 31, 2019:	Payment Stream	2020	2021-22	2023-24	After 2024
Long-term debt obligations	$15,246	$5,947	$7,589	$1,645	$65
Interest on long-term debt obligations	632	287	293	51	1
Total	$15,878	$6,234	$7,882	$1,696	$66

Total contractual obligations, as reported in the table above, reflect the principal carrying value of the company’s long-term debt and discounted value for the debt interest payments. Interest on floating-rate debt obligations is calculated using the effective interest rate at December 31, 2019, plus the interest rate spread associated with that debt, if any.

Off-Balance Sheet Arrangements

From time to time, the company may enter into off-balance sheet arrangements as defined by SEC Financial Reporting Release 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

At December 31, 2019 and 2018, the company had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See the previous table for the company’s contractual obligations, and note K, “Contingencies and Commitments,” to the Consolidated Financial Statements for additional information about the company’s guarantees, financial commitments and indemnification arrangements. The company does not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

At December 31, 2019, to the extent that actual collectibility differs from management’s estimates currently provided for by 10 percent, the company’s pre-tax income would be higher or lower by an estimated $16 million, depending upon whether the actual collectibility was better or worse, respectively, than the estimates.

Determination of Residual Value

Residual value represents the estimated fair value of equipment under lease as of the end of the lease. Residual value estimates can impact the determination of whether a lease is classified as sales-type, direct financing or operating. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment, and obtaining forward-looking product information such as marketing plans and technological innovations. Residual value estimates are periodically reviewed and “other than temporary” declines in estimated future residual values are recognized upon identification.

Factors that could cause actual results to materially differ from the estimates include significant changes in the used-equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.

To the extent that actual residual value recovery is lower than management’s estimates by 10 percent, the company’s pre-tax income for December 31, 2019 would have been lower by an estimated $62 million.

Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

For the company’s U.S. federal and certain state and foreign operations included in various IBM consolidated tax returns (and therefore not directly subject to corporate income taxes), IBM makes payments to tax authorities on the company’s behalf. In such cases, IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return in which the company records the initial income tax benefits associated with an uncertain tax position using its best estimate at the time the position originates and makes a final settlement of the position with IBM for the recorded amounts. Consequently, any recognition and subsequent changes in assessment about the sustainability of tax positions, including valuation allowances and interest and penalties, are the responsibility of IBM. Because the company bears no risk associated with the sustainability of uncertain tax positions, no uncertain tax liabilities are recorded in the Consolidated Financial Statements for entities that file as part of IBM’s consolidated tax filings.

For separate income tax return filings for jurisdictions that are not included in an IBM consolidated tax return, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when, despite the company’s belief that its tax return positions are supportable, the company believes that certain positions may not be fully sustained upon review by tax authorities. The company believes that its accruals for tax liabilities are adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law. This assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events. To the extent that new information becomes available that causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made.

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

The consolidated provision for income taxes will change period to period based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. To the extent that the provision for income taxes increased/decreased by 1 percent of income before income taxes, consolidated net income would have decreased/improved by $6.2 million in 2019.

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

The company’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. As a captive finance company, the company’s financing assets result primarily from the financing of IBM products and services. Substantially all of the company’s financing assets are IT-related, which provide a stable base of business. The company’s financing offerings are competitive and available to clients as a result of factors including the company’s borrowing cost, financing incentive programs and access to the capital markets.

Beginning in the second quarter of 2019 and continuing throughout the year, the company wound down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM IT suppliers, distributors and resellers. The company had receivables of $0.6 billion and $8.5 billion relating to its OEM IT Commercial Financing operations for the periods ended December 31, 2019, and 2018, respectively. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates. The company will continue to apply rigorous credit policies in both the origination of new business and the evaluation of the existing portfolio and will take risk mitigation actions when necessary. The company has historically been able to manage residual value risk both through insight into IBM’s

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

product cycles and monitoring of OEM IT product announcements. The company’s interest rate risk management policy, combined with its pricing strategy, should mitigate margin erosion due to changes in interest rates.

The company’s geographically diverse client base, product and client knowledge, and strategy to substantially match-fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, even during periods of uncertainty with respect to the global economy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match-funding from IBM and third parties. Although the company seeks to substantially match-fund the terms, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign currency derivatives.

In addition, the company performs a sensitivity analysis to determine the effects that market risk exposure may have on the fair values of the company’s debt and other financial instruments.

The financial instruments that are included in the sensitivity analysis are comprised of the company’s cash and cash equivalents, marketable securities, short-term and long-term loans, installment payment receivables, participated interests in IBM financing receivables, Commercial Financing receivables, and purchased interest in certain of IBM’s trade and other receivables, investments, short- and long-term debt and derivative financial instruments. The company’s derivative financial instruments generally include interest rate swaps and foreign exchange forward contracts.

To perform the sensitivity analysis, the company assesses the risk of loss from hypothetical changes in interest rates and foreign currency exchange rates in the fair values of market-sensitive instruments. The market values for interest and foreign currency exchange rate risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2019 and 2018. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that the company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

The results of the sensitivity analysis at December 31, 2019 and 2018, are as follows:

Interest Rate Risk

At December 31, 2019, a 10 percent increase or decrease in the interest rates with all other variables held constant would result in an increase or decrease in the fair value of the company’s financial instruments of $6 million as compared to an increase or decrease of $9 million at December 31, 2018. Changes in the relative sensitivity of the fair value of the company’s financial instruments portfolio for these theoretical changes in the level of interest rates are primarily driven by differences between maturities and interest rate profile of assets as compared to liabilities.

Foreign Currency Exchange Rate Risk

At December 31, 2019, a 10 percent weaker or stronger U.S. dollar against foreign currencies, with all other variables held constant, would result in an increase or decrease in the fair value of the company’s financial instruments of $377 million as compared to an increase/decrease of $391 million at December 31, 2018.

Financing Risks

See Item 1, “Business” for a discussion of the financing risks associated with the Client Financing and Commercial Financing business and management’s actions to mitigate such risks.

Item 8. Financial Statements and Supplemental Data.

(a)   Audited consolidated financial statements of IBM Credit and its subsidiaries for the years ended December 31, 2019, 2018 and 2017.

(b)   See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and the Member of IBM Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of IBM Credit LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, of comprehensive income, of changes in member's interest and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

February 28, 2020

We have served as the Company’s auditor since 2016.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in millions)
For the year ended December 31:	Notes	2019	2018	2017
Revenue
Financing revenue	C	$1,323	$1,446	$1,322
Operating lease revenue		277	333	380
Total revenue	N	$1,600	$1,779	$1,702
Financing cost (related party cost of $242 in 2019, $298 in 2018 and $265 in 2017)	C,H	$526	$503	$362
Depreciation of equipment under operating lease		160	193	231
Net margin		$913	$1,083	$1,109
Expense and other (income)
Selling, general and administrative		$372	$375	$378
Provision for/(benefit from) credit losses		(5)	9	15
Other (income) and expense		(72)	(31)	(39)
Total expense and other (income)	C	$295	$352	$354
Income before income taxes		$619	$731	$755
Provision for income taxes	C,L	188	133	5
Net income		$430	$597	$750

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
For the year ended December 31:	Notes	2019	2018	2017
Net income		$430	$597	$750
Other comprehensive income/(loss), before tax:
Foreign currency translation	J	14	(151)	363
Retirement-related benefit plans (1)	J,M	(12)	(4)	3
Other comprehensive income/(loss), before tax	J	1	(155)	366
Income tax (expense)/benefit related to items of other comprehensive income	J	1	(31)	2
Other comprehensive income/(loss), net of tax	J	$2	$(186)	$367
Total comprehensive income		$432	$411	$1,117
(1)	Amounts represented relate to multiple-employer plans.

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in millions)
At December 31:	Notes	2019	2018
Assets:
Cash and cash equivalents	D	$1,687	$1,828
Financing receivables	F	17,365	25,848
(net of allowances of $148 in 2019 and $174 in 2018)
Equipment under operating leases		212	386
(net of accumulated depreciation of $238 in 2019 and $283 in 2018)
Financing receivables from IBM	C,F	3,870	3,609
Receivables purchased/participated from IBM	C,F	4,359	5,433
(net of allowances of $8 in 2019 and $18 in 2018)
Other receivables from IBM	C	513	2,019
Other assets	G	406	373
Total assets		$28,412	$39,497

Liabilities and member's interest:
Accounts payable		$434	$1,705
Accounts payable to IBM	C	336	3,044
Debt	H	7,150	10,954
Debt payable to IBM	C,H	16,945	19,580
Taxes	L	637	547
Other liabilities	I	224	246
Total liabilities		$25,726	$36,076
Contingencies and commitments	K
Member’s interest:
Member's interest		2,601	3,216
Retained earnings		116	238
Accumulated other comprehensive income/(loss)		(31)	(33)
Total member's interest		$2,686	$3,420
Total liabilities and member’s interest		$28,412	$39,497

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
Cash flows from operating activities:
Net income	$430	$597	$750
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) credit losses	(5)	9	15
Depreciation	160	193	231
Deferred taxes	84	51	14
Net (gain)/loss on asset sales and other	(118)	(104)	68
Change in operating assets and liabilities:
Other assets/other liabilities	(321)	353	(43)
Net cash provided by operating activities	$231	$1,099	$1,034

Cash flows from investing activities:
Originations of financing receivables	$(15,340)	$(14,456)	$(12,028)
Collection of financing receivables	14,478	13,833	12,428
Short-term financing receivables - net (1)	6,564	(110)	(1,515)
Purchase of equipment under operating leases	(55)	(243)	(304)
Proceeds from disposition of equipment under operating lease	69	67	161
Other receivables from IBM - net	1,506	(1,200)	(283)
Other investing activities - net	88	206	58
Net cash provided by/(used in) investing activities	$7,312	$(1,903)	$(1,482)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$8,950	$8,603	$7,869
Principal payments on debt from IBM	(9,339)	(8,213)	(8,335)
Proceeds from issuance of debt	1,067	4,713	4,213
Principal payments on debt	(2,243)	(894)	(657)
Short-term borrowings from/(repayments to) IBM - net (1)	(2,205)	(5,119)	(2,043)
Short-term borrowings/(repayments) - net (1)	(2,678)	1,433	1,520
Net transfers (to)/from IBM	—	—	(942)
Contributions from IBM	—	148	121
Distributions to IBM	(1,231)	(700)	(437)
Net cash (used in)/provided by financing activities	$(7,679)	$(30)	$1,308

Effect of exchange rate changes on cash and cash equivalents	$(4)	$(18)	$48
Net change in cash and cash equivalents	$(141)	$(852)	$908

Cash and cash equivalents at January 1	1,828	2,680	1,772
Cash and cash equivalents at December 31	$1,687	$1,828	$2,680
Supplemental data
Income taxes paid - net of refunds received	$117	$(5)	$301
Interest paid on debt	$525	$493	$305
(1)	Short-term represents original maturities of 90 days or less.

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

	Prior			Accumulated
	Investment			Other	Total
	From	Member's	Retained	Comprehensive	Member's
(Dollars in millions)	Member	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2017	$3,912	$—	$—	$(209)	$3,703
Net income plus other comprehensive income/(loss):
Net income	137		613		750
Other comprehensive income/(loss), net of tax				367	367
Total comprehensive income/(loss)					$1,117
Net transfers (to)/from IBM	(942)				(942)
Total prior investment from Member, March 31, 2017	3,106
Transfer upon consolidation, April 1, 2017	(3,106)	3,106
Contributions from IBM		121			121
Distributions to IBM		(126)	(311)		(437)
Member’s Interest, December 31, 2017	$—	$3,101	$302	$158	$3,562

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle (1)		5	(5)	—
Net income plus other comprehensive income/(loss):
Net income		597		597
Other comprehensive income/(loss), net of tax			(186)	(186)
Total comprehensive income/(loss)				$411
Contributions from IBM	148			148
Distributions to IBM	(34)	(666)		(700)
Member’s Interest, December 31, 2018	$3,216	$238	$(33)	$3,420
(1)	Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note B, "Accounting Changes."

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2019	$3,216	$238	$(33)	$3,420
Net income plus other comprehensive income/(loss):
Net income		430		430
Other comprehensive income/(loss), net of tax			2	2
Total comprehensive income/(loss)				$432
Contributions from IBM (1)	64			64
Distributions to IBM	(679)	(553)		(1,231)
Member’s Interest, December 31, 2019	$2,601	$116	$(31)	$2,686
(1)	Includes $64 million non-cash equity contribution from IBM. Refer to note C, "Relationship with IBM and Related Party Transactions."

Amounts may not add due to rounding.

The accompanying notes on pages 49 through 83 are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

In 2017, International Business Machines Corporation (IBM or the parent) reorganized the legal entity structure of its global financing operations that reside within IBM’s Global Financing business segment (IGF) to consolidate Client Financing and Commercial Financing under IBM Credit LLC (IBM Credit or the company), an indirect, wholly owned subsidiary of IBM. This change drives operational benefits by consolidating the financing business under IBM Credit in the majority of countries in which IGF operates. IBM’s IGF segment continues to include IBM Credit, as well as IBM’s remanufacturing and remarketing business.

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

Member’s interest in the Consolidated Statement of Financial Position represents the accumulation of the company's net income over time, contributions from IBM and distributions to IBM. During the second quarter of 2017, certain non-U.S. affiliates of IBM Credit became subsidiaries of the company, which were subsequently reported on a consolidated basis. Prior to the consolidation of the financial statements, net non-trade intercompany transactions between IBM Credit and IBM (for example, contributions from IBM and distributions to IBM), were reflected as net transfers (to)/from IBM in the financing activities section of the Consolidated Statement of Cash Flows. Distributions by the company to IBM are considered first to be a return of profit as reflected in the balance of retained earnings in the Consolidated Statement of Financial Position. Any amount distributed to IBM in excess of the company’s available balance currently in retained earnings is considered a return of a portion of the balance of Member’s interest as reflected in the Consolidated Statement of Financial Position.

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

Beginning in the second quarter of 2019, and continuing throughout the year, the company wound down the OEM IT portion of its Commercial Financing operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Estimates are made for the following, among others: income taxes, loss contingencies, residual values of lease assets, allowance for credit losses and other matters. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may be different from these estimates.

Notes to Consolidated Financial Statements – (continued)

Revenue

Financing revenue includes financing income attributable to sales-type leases, direct financing leases and loans, including installment payment plans and participated receivables, used to finance the purchase of IBM and original equipment manufacturers’ (OEM) information technology (IT) products and services, and is recognized on the accrual basis using the effective interest method over the life of the related financing receivable. Direct costs of originating these leases and loans are deferred and amortized over the term of the related financing receivables using the effective interest method and are included as part of the carrying value of the assets in the Consolidated Statement of Financial Position. Amortization of these direct costs is netted against financing revenue in the Consolidated Statement of Earnings.

Financing revenue also includes income earned from working capital financing for suppliers, distributors and resellers. This income is recognized on an accrual basis using the effective interest method.

Operating lease revenue is recognized on a straight-line basis over the term of the lease. Direct costs of originating these leases are deferred and amortized on a straight-line basis over the lease term and are included as part of the carrying value of the assets in the Consolidated Statement of Financial Position.

Financing Receivables and Allowance for Credit Losses

Financing receivables include sales-type leases, direct financing leases, commercial financing receivables and client loans and installment payment receivables (loans). Leases are accounted for in accordance with lease accounting standards. Loan receivables, which are generally unsecured, are primarily for software and services. Loans are financial assets and are recorded at amortized cost, net of allowance for credit losses, which approximate fair value. Commercial Financing receivables are carried at amortized cost, which approximate fair value. These receivables are for working capital financing to suppliers, distributors, and resellers of IBM and OEM IT products and services. The company determines its allowances for credit losses on Client Financing receivables for each of the three portfolios: lease receivables, loan receivables and participated receivables. The company further segments each of the portfolios into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

When calculating the allowances, the company considers its ability to mitigate a potential loss by repossessing leased equipment and by considering the current fair value of any other collateral. The value of the equipment is the net realizable value. The allowance for credit losses for sales-type and direct financing leases, installment payment plan receivables and customer loans includes an assessment of the entire balance of the lease or loan, including amounts not yet due. The methodologies that the company uses to calculate its receivables reserves, which are applied consistently to its different portfolios, are as follows:

Individually evaluated—The company reviews all financing receivables considered at risk quarterly and performs an analysis based upon current information available about the client, such as financial statements, news reports, published credit ratings, and current market-implied credit analysis, as well as the current economic environment, collateral net of repossession cost and prior collection history. For loans that are collateralized, impairment is measured using the fair value of the collateral when foreclosure is probable. Using this information, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts in which the loss is probable, the company records a specific reserve.

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

Notes to Consolidated Financial Statements – (continued)

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

Estimated Residual Values of Lease Assets

The recorded residual values of lease assets are estimated at the inception of the lease to be the expected fair value of the assets at the end of the lease term. The residual values for sales-type leases are included in financing receivables in the Consolidated Statement of Financial Position. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM.” Residual values for operating leases are included in equipment under operating lease in the Consolidated Statement of Financial Position.

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

Notes to Consolidated Financial Statements – (continued)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company classifies certain assets and liabilities based on the following fair value hierarchy:

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

Notes to Consolidated Financial Statements – (continued)

Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws.

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

The company recognizes additional tax liabilities when the company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are originally measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

Equipment under Operating Lease

Equipment under operating lease is carried at cost and depreciated over the lease term using the straight-line method, generally ranging from one to four years. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. These assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values.

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

Notes to Consolidated Financial Statements – (continued)

supplies, non-income taxes, insurance and office rental. A portion of SG&A is charged to the company by IBM. For further information, see note C, “Relationship with IBM and Related Party Transactions.”

Other Income and Expense

Other income and expense includes the net gain or loss from the sale of IBM and OEM IT equipment to clients, as well as the sale of equipment to IBM upon termination of a lease. These transactions are recorded within the Client Financing Segment in other (income) and expense in the Consolidated Statement of Earnings. Also included are foreign currency gains and losses and fees for credit insurance.

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

NOTE B. ACCOUNTING CHANGES

New Standards to be Implemented

In June 2016, with amendments in 2018 and 2019, the Financial Accounting Standards Board (FASB) issued guidance for credit impairment based on an expected loss model rather than an incurred loss model. It requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. It also expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value. The guidance was effective January 1, 2020, with one-year early adoption permitted. The company adopted the guidance as of the effective date using the transition option whereby prior comparative periods will not be retrospectively presented in the Consolidated Financial Statements, and has completed its changes to policy, processes, systems and controls accordingly. This included the assessment of data availability and presentation necessary to meet the disclosure requirements of the guidance. At January 1, 2020, an increase in the allowance for credit losses of approximately $30 million was recorded for financing receivables. The company also recorded an allowance for credit losses of approximately $25 million in other liabilities for its off-balance sheet commitments. Additionally, net deferred taxes were reduced by approximately $15 million in the Consolidated Statement of Financial Position, resulting in a cumulative-effect net decrease to retained earnings of approximately $40 million.

Notes to Consolidated Financial Statements – (continued)

Standards Implemented

In August 2018, the FASB issued guidance, which changed the disclosure requirements for fair value measurements. The guidance was effective on January 1, 2020, with early adoption of certain provisions permitted. The company adopted the provision in the fair value guidance that removed the Level 1/ Level 2 transfer disclosures in the third quarter of 2018 and the remaining provisions of the guidance are not applicable. As the guidance is a change to disclosures only, it did not have a material impact in the consolidated financial results.

The FASB issued guidance in February 2016, with amendments in 2018 and 2019, which changed the accounting for leases. The guidance requires lessees to recognize right-of-use (ROU) assets and lease liabilities for most leases in the Consolidated Statement of Financial Position. For lessors, it also eliminates the use of third-party residual value guarantee (RVG) insurance in the lease classification test, and overall aligns with the new revenue recognition guidance. Due to changes to lease termination guidance, when equipment is returned to the company prior to the end of the lease term, the carrying amounts of lease receivables will be reclassified to loan receivables. The guidance also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The company adopted the guidance effective January 1, 2019, using the transition option whereby prior comparative periods were not retrospectively presented in the consolidated financial statements. The company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs (IDCs). From a lessor perspective, IDCs and removal of third-party RVG insurance in the lease classification test did not have a material impact on the consolidated financial results. At December 31, 2019, lease receivables of $273 million were reclassified to loan receivables. There were no material impacts of adoption from a lessee perspective as there are no material lease arrangements in which the company is a lessee. Refer to note E, “Leases,” for additional information, including further discussion on the impact of adoption.

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

Notes to Consolidated Financial Statements – (continued)

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

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the financing. IBM Credit purchases a participation interest from IBM that represents the financing portion of such transactions and assumes the credit risk of IBM’s end-user client. The outstanding amount of these receivables, net of allowance for credit losses, was $4,303 million and $4,065 million as of December 31, 2019 and 2018, respectively, and is included in the Consolidated Statement of Financial Position as receivables purchased/participated from IBM. These receivables earned $191 million, $188 million and $165 million of interest income in 2019, 2018 and 2017, respectively, which is included in the Consolidated Statement of Earnings as financing revenue. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Within the Commercial Financing segment, the company purchases interests in certain of IBM’s trade and other accounts receivable at a discount and assumes the associated credit risk of IBM’s client. In the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases interests in IBM’s trade accounts receivable. Amounts outstanding, net of allowance for credit losses, at December 31, 2019 and 2018 were $56 million and $1,369 million, respectively, and are included within receivables purchased/participated from IBM in the Consolidated Statement of Financial Position. The finance income earned from these receivables was $25 million, $42 million and $35 million, in 2019, 2018 and 2017, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Statement of Financial Position as financing receivables from IBM. The interest income earned from these receivables was $167 million, $171 million and $140 million, in 2019, 2018 and 2017, respectively, and is included in financing revenue in the Consolidated Statement of Earnings. The amount of such financings outstanding at December 31, 2019 and 2018 was $3,870 million and $3,609 million, respectively.

Notes to Consolidated Financial Statements – (continued)

The outstanding amounts of other receivables from IBM of $513 million and $2,019 million at December 31, 2019 and 2018, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $509 million and $2,014 million at December 31, 2019 and 2018, respectively. The investment of excess cash with IBM is presented as other receivables from IBM in the Consolidated Statement of Financial Position and the investing section of the Consolidated Statement of Cash Flows. The interest income earned from these investments was $24 million in 2019, $59 million in 2018 and $36 million in 2017, and is included in financing revenue in the Consolidated Statement of Earnings.

In addition, within the Commercial Financing segment, the company provides financing which includes an interest free period to suppliers, distributors and resellers of IBM products and services, which is funded by IBM. Fee income earned under these arrangements was $150 million, $154 million and $144 million in 2019, 2018 and 2017, respectively. These fees are included as financing revenue in the Consolidated Statement of Earnings and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has credit facilities with IBM that allow the company to obtain short- and long-term funding on an as-needed basis and the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans under the credit facilities are set forth in standard intercompany loan agreements, which include standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). IBM Credit is entitled to prepay loans issued under these credit facilities from time to time, subject to payment of any agreed to penalty or premium.

These loans are included in the Consolidated Statement of Financial Position as debt payable to IBM. At December 31, 2019 and 2018, the company had borrowings outstanding under such agreements of $16,945 million and $19,580 million, respectively. Interest expense of $242 million, $298 million and $265 million was incurred on loans from IBM during 2019, 2018 and 2017, respectively, and is included as financing cost in the Consolidated Statement of Earnings. For more information on short- and long-term funding, see note H, “Borrowings,” to the Consolidated Financial Statements.

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT services. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangibles in its business. Where practical, charges of the expenses incurred by IBM in the provision of these functional support services are based upon direct usage. For the remainder, where possible, expenses are charged on measurable non-financial drivers, such as number of employees. When a clear and measurable non-financial driver cannot be established, these expenses are charged based on a measurable financial driver, such as net margin. Management believes that these charges are reasonable. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities for which IBM charges the company for occupancy expenses based on square footage space usage with no fixed term commitment. For the support services and occupancy expenses referred to above, IBM charged the company $195 million, $204 million and $218 million in 2019, 2018 and 2017, respectively.

The company participates in various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. Amounts charged by IBM to the company related to stock-based compensation expense during the periods reported were not material.

The company participates in certain multiemployer retirement-related plans that are sponsored by IBM. Charges from IBM to the company in relation to these multiemployer plans (including non-pension post-retirement benefits) are limited to service costs. The company is charged by IBM based on the number of employees. Contributions and any other types of costs for these multiemployer plans are the responsibility of IBM. In certain countries, the company

Notes to Consolidated Financial Statements – (continued)

participates in plans that are accounted for as multiple-employer plans. For these plans, the retirement-related plan obligation is owned by the company and is generally calculated using actuarial valuations. Under these plans, IBM manages the assets and allocates them to the company based on the company’s obligation. The company also participates in certain defined contribution plans and is charged by IBM based on the number of employees. For additional information, see note M, "Retirement-Related Benefits,” to the Consolidated Financial Statements.

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

The outstanding amount of accounts payable to IBM was $336 million and $3,044 million at December 31, 2019 and 2018, respectively. The decline in accounts payable to IBM reflects settlements of purchases of equipment and receivables/loans (for software and services). Beginning in the second half of 2019, the majority of such purchases were settled in the same period. This payable account is non-interest bearing and short term in nature and is expected to be settled in the normal course of business.

The company sells to IBM equipment returned at end of lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $56 million in 2019, $62 million in 2018, and $80 million in 2017. These sales are recorded net in other (income) and expense in the Consolidated Statement of Earnings.

Tax Sharing Agreement

The company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns; in such cases, IBM makes payments to tax authorities on the company’s behalf. IBM and the company maintain a Tax Sharing Agreement for any operations included in an IBM consolidated tax return, pursuant to which IBM charges the company for any taxes owed and reimburses the company for tax attributes generated. Such charges or reimbursements are based upon a calculation of the company’s relevant pro forma stand-alone tax return. For additional information, see note L, "Taxes,” to the Consolidated Financial Statements.

NOTE D. FINANCIAL INSTRUMENTS

Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)
At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$788	$—	$788
Money market funds	5	—	—	5
Total cash equivalents	5	788	—	793
Derivative assets (2)	—	45	—	45
Total assets	$5	$833	$—	$838
Liabilities:
Derivative liabilities (3)	$—	$18	$—	$18
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

(Dollars in millions)
At December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)
Time deposits and certificates of deposit	$—	$792	$—	$792
Money market funds	5	—	—	5
Total cash equivalents	5	792	—	797
Derivative assets (2)	—	18	—	18
Total assets	$5	$810	$—	$815
Liabilities:
Derivative liabilities (3)	$—	$37	$—	$37
(1)	Included within cash and cash equivalents in the Consolidated Statement of Financial Position.
(2)	Included within other assets in the Consolidated Statement of Financial Position.
(3)	Included within other liabilities in the Consolidated Statement of Financial Position.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At December 31, 2019 and 2018, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair-value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, including debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party debt as

Notes to Consolidated Financial Statements – (continued)

well as debt payable to IBM) was $15,268 million and $17,276 million and the estimated fair value was $15,409 million and $17,199 million at December 31, 2019 and 2018, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match-funding with IBM and third parties. Although the company seeks to substantially match-fund the terms, currency and interest rate variability of its debt against its underlying financial assets, risks may arise between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign exchange derivatives.

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Statement of Financial Position and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company may also enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Statement of Financial Position, the company does not offset derivative assets against liabilities in master netting arrangements. At December 31, 2019, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $45 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $18 million. At December 31, 2018, the aggregate fair value of derivative contracts with IBM that were in an asset position totaled $18 million and the aggregate fair value of derivative contracts with IBM that were in a liability position totaled $37 million. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Statement of Financial Position, the total derivative asset and liability positions would each have been reduced by $18 million at December 31, 2019 and the total derivative asset and liability positions would each have been reduced by $11 million at December 31, 2018.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At December 31, 2019, the total notional amount of the company’s interest rate swap contracts with IBM was $2,550 million. The weighted average remaining maturity of these instruments at December 31, 2019 was approximately 2.0 years. At December 31, 2018, the total notional amount of the company’s interest rate swap contracts with IBM was $3,350 million. The weighted average remaining maturity of these instruments at December 31, 2018 was approximately 2.4 years. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at December 31, 2019 and December 31, 2018.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in Member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At December 31, 2019 and 2018, the total notional

Notes to Consolidated Financial Statements – (continued)

amount of derivative contracts with IBM designated as net investment hedges was $1,229 million and $1,986 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives were not designated as hedges for accounting purposes. However, these derivatives represent economic hedges that provided an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Statement of Earnings, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows. There were no foreign exchange derivative contracts with IBM or with third parties outstanding at December 31, 2019 and 2018.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity as of December 31, 2019 and 2018, as well as for the years ended December 31, 2019, 2018 and 2017, respectively.

Fair Values of Derivative Instruments in the Consolidated Statement of Financial Position

	Fair Value of Derivative Assets			Fair Value of Derivative Liabilities
(Dollars in millions)	Balance Sheet			Balance Sheet
At December 31:	Classification	2019	2018	Classification	2019	2018
Designated as hedging instruments:
Interest rate contracts with IBM	Other assets	$45	$10	Other liabilities	$—	$27
Foreign exchange contracts with IBM	Other assets	—	9	Other liabilities	18	11
	Fair value of derivative assets	$45	$18	Fair value of derivative liabilities	$18	$37

Not designated as hedging instruments:
Foreign exchange contracts	Other assets	$—	$—	Other liabilities	$—	$—
	Fair value of derivative assets	$—	$—	Fair value of derivative liabilities	$—	$—

Total		$45	$18		$18	$37

As of December 31, 2019 and 2018, the following amounts were recorded in the Consolidated Statement of Financial Position related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)
Line Item in the
Consolidated Statement of Financial Position	At December 31,	At December 31,
in which the Hedged Item is Included:	2019	2018
Debt:
Carrying amount of the hedged item	$(2,574)	$(3,310)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(28)	34

The Effect of Derivative Instruments in the Consolidated Statement of Earnings

The total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

Notes to Consolidated Financial Statements – (continued)

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the year ended December 31:	2019	2018	2019	2018
Financing cost	$526	$503	$23	$29
Other (income) and expense	(72)	(31)	—	7

	Gain/(Loss) Recognized in Earnings
	Consolidated	Recognized			Attributable to Risk
(Dollars in millions)	Statement of	on Derivatives			Being Hedged (2)
For the year ended December 31:	Earnings Line Item	2019	2018	2017	2019	2018	2017
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$50	$(14)	$(25)	$(62)	$8	$26

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts with IBM	Other (income) and expense	—	—	(222)	N/A	N/A	N/A
Foreign exchange contracts	Other (income) and expense	—	7	(18)	N/A	N/A	N/A
Total		$50	$(7)	$(266)	$(62)	$8	$26

	Gain/(Loss) Recognized in Earnings and Other Comprehensive Income
				Consolidated
				Statement of				Amounts Excluded from
(Dollars in millions)	Recognized in OCI			Earnings	Reclassified from AOCI			Effectiveness Testing (3)
For the year ended December 31:	2019	2018	2017	Line Item	2019	2018	2017	2019	2018	2017
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$10	$125	$(6)	Financing cost	$—	$—	$—	$35	$35	$11

Total	$10	$125	$(6)		$—	$—	$—	$35	$35	$11

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not applicable

For the years ending December 31, 2019, 2018 and 2017, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

NOTE E. LEASES

Accounting for Leases as a Lessee

IBM Credit’s global operations are primarily conducted in IBM leased or owned facilities, for which IBM charges the company for occupancy expenses based on square footage usage, with no fixed term commitment. These arrangements do not represent leases and the company did not record any ROU assets or associated lease liabilities in the Consolidated Statement of Financial Position at January 1, 2019. For additional information, see note C, “Relationship with IBM and Related Party Transactions.” The company has no other material lease arrangements in which it is a lessee.

Notes to Consolidated Financial Statements – (continued)

Accounting for Leases as a Lessor

The company enters into leases as a means to provide financing to its clients. Assets under lease include new and used IBM equipment and certain OEM IT products. IBM equipment generally consists of IBM Z, Power and Storage Systems products.

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

The following table presents amounts included in the Consolidated Statement of Earnings related to lessor activity:

(Dollars in millions)
For the year ended December 31:	2019
Financing lease revenue	$214
Operating lease revenue	277
Variable lease revenue	27
Total lease revenue	$517

Sales-Type and Direct Financing Leases

If a lease is classified as a sales-type or direct financing lease, a net investment in the lease is recorded. For a sales-type lease, the net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment, less unearned income and allowance for credit losses. At December 31, 2019, the unguaranteed residual value of sales-type and direct financing leases was $531 million. For further information on the company’s investment in leases, including residual values, refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

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

Notes to Consolidated Financial Statements – (continued)

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

The estimated residual value represents the estimated fair value of the equipment under lease at the end of the lease. Estimating residual value is a risk unique to financing activities, and management of this risk is dependent upon the ability to accurately project future equipment values. The company has insight into product plans and cycles for the IBM and OEM IT products under lease. The company estimates the future fair value of leased equipment by using historical models, analyzing the current market for new and used equipment and obtaining forward-looking product information such as marketing plans and technology innovations.

The company optimizes the recovery of residual values by extending lease arrangements, or selling to IBM all equipment that has been returned at the end of lease. The company has historically managed residual value risk both through insight into IBM’s own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income. For the years ended December 31, 2019 and 2018, impairment of residual values was immaterial.

The following table presents a maturity analysis of the lease payments due to IBM Credit on sales-type and direct financing leases over the next five years and thereafter, at December 31, 2019:

(Dollars in millions)	Total
2020	$2,000
2021	1,461
2022	817
2023	294
2024	51
Thereafter	4
Total undiscounted cash flows	$4,626	(1)
Present value of lease payments (recognized as financing receivables)	4,242	(2)
Difference between undiscounted cash flows and discounted cash flows	$384
(1)	Undiscounted cash flows include billed and due receivables in the 2020 maturity.
(2)	The present value of the lease payments will not equal the financing receivables balances in the Consolidated Statement of Financial Position due to certain items, including IDCs, allowance for credit losses and residual values, which are included in the financing receivable balance, but are not included in the future lease payments. For a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Statement of Financial Position at December 31, 2019, refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

For further information on sales-type and direct financing leases, including guaranteed and unguaranteed residual values, refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within equipment under operating leases in the Consolidated Statement of Financial Position and depreciated over the lease term using the straight-line method, generally ranging from one to four years. The depreciable base is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. At December 31, 2019, the unguaranteed residual value of equipment under operating leases was $84 million.

Notes to Consolidated Financial Statements – (continued)

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records financing revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

The following table provides a maturity analysis of the undiscounted lease payments due to IBM Credit on operating leases over the next four years and thereafter, at December 31, 2019:

(Dollars in millions)	Total
2020	$128
2021	33
2022	4
2023	0
Thereafter	—
Total undiscounted cash flows	$165

Assets under operating lease are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. There were no material impairment losses incurred for equipment provided to clients under an operating lease for the year ended December 31, 2019. These assets are included in equipment under operating leases in the Consolidated Statement of Financial Position.

NOTE F. FINANCING RECEIVABLES, RECEIVABLES PURCHASED/PARTICIPATED FROM IBM

Financing receivables consist of Client Financing leases, loans and installment payment plans to end-user clients. Assets financed are primarily IT products and services where IBM and the company have experience. Client Financing arrangements are priced to achieve a market yield. Financing receivables also include Commercial Financing, which generally consists of working capital financing to suppliers, distributors and resellers of IBM and OEM IT products and services. Payment terms for working capital financing receivables generally range from 30 to 90 days. Beginning in the second quarter of 2019 and continuing throughout the year, the company wound down the portion of its Commercial Financing operations that provides short-term working capital solutions for OEM information technology suppliers, distributors and resellers, which has resulted in a significant reduction of Commercial Financing receivables. The company had receivables of $0.6 billion and $8.5 billion relating to its OEM IT Commercial Financing operations for the periods ended December 31, 2019, and 2018, respectively. IBM Credit will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

The company purchases interests in certain of IBM’s trade and other accounts receivable at a discount. In the second quarter of 2019, IBM and the company suspended the program under which IBM Credit purchases an interest in IBM’s trade account receivables which has resulted in a reduction of short-term purchased receivables from IBM.  These receivables are primarily for IT-related products and services, which are due within 30 days, and IBM performs all servicing under these arrangements. These receivables are included within the Commercial Financing segment. The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Notes to Consolidated Financial Statements – (continued)

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At December 31, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,626	$3,400	$9,566	$17,592
Unearned income	(384)	(4)	(373)	(761)
Deferred initial direct costs	32	—	71	103
Recorded investment	$4,274	$3,396	$9,264	$16,934
Allowance for credit losses	(56)	(9)	(82)	(148)
Unguaranteed residual value	531	—	—	531
Guaranteed residual value	47	—	—	47
Total financing receivables, net	$4,796	$3,387	$9,181	$17,365

			Client Loans and
		Commercial	Installment
(Dollars in millions)	Investment in	Financing	Payments
At December 31, 2018:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$5,120	$11,422	$9,694	$26,236
Unearned income	(411)	(36)	(453)	(900)
Deferred initial direct costs	46	—	73	119
Recorded investment	$4,755	$11,386	$9,314	$25,455
Allowance for credit losses	(65)	(11)	(98)	(174)
Unguaranteed residual value	491	—	—	491
Guaranteed residual value	77	—	—	77
Total financing receivables, net	$5,258	$11,374	$9,216	$25,848

Purchased and participated receivables from IBM

(Dollars in millions)
At December 31:	2019	2018
Short-term purchased receivables from IBM	$56	$1,373
Allowance for credit losses	0	(4)
Total short-term purchased receivables from IBM, net	$56	$1,369

Long-term participated receivables from IBM	$4,310	$4,079
Allowance for credit losses	(7)	(14)
Total long-term participated receivables from IBM, net	$4,303	$4,065

Total purchased and participated receivables from IBM, net	$4,359	$5,433

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $1,062 million and $710 million at December 31, 2019 and 2018, respectively.

The company did not have any financing receivables held for sale as of December 31, 2019 and 2018.

Financing Receivables by Portfolio Segment

The following tables present the recorded investment in financing receivables and participated receivables from IBM, by portfolio segment and by class, excluding Commercial Financing receivables, purchased receivables from IBM and other miscellaneous financing receivables at December 31, 2019 and 2018. Commercial Financing receivables and purchased receivables from IBM are excluded from the presentation of financing receivables by portfolio segment as they are short

Notes to Consolidated Financial Statements – (continued)

term in nature and the current estimated risk of loss and resulting impact to the company’s financing results are not material.

(Dollars in millions)
At December 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,160	$710	$404	$4,274
Loan receivables	6,173	2,415	676	9,264
Participated receivables from IBM	717	1,671	1,922	4,310
Ending balance	$10,049	$4,796	$3,003	$17,848
Recorded investment collectively evaluated for impairment	$9,957	$4,770	$2,993	$17,720
Recorded investment individually evaluated for impairment	$92	$26	$10	$128

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(14)	$(10)	$(4)	$(29)
Recoveries	0	0	0	1
Provision/(benefit)	7	(6)	(2)	(2)
Foreign currency translation adjustment	(1)	0	0	(1)
Other	0	0	0	0
Ending balance at December 31, 2019	$98	$36	$11	$146
Lease receivables	$27	$21	$8	$56
Loan receivables	$68	$12	$2	$82
Participated receivables from IBM	$3	$3	$1	$7

Related allowance, collectively evaluated for impairment	$23	$11	$3	$36
Related allowance, individually evaluated for impairment	$75	$26	$9	$110

Write-offs of lease and loan receivables were $17 million and $11 million, respectively, in 2019. Provisions for credit losses recorded for lease receivables and participated receivables from IBM were an addition of $5 million and a release of $6 million, respectively, in 2019.

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $96 million, $29 million and $12 million, respectively, for the year ended December 31, 2019. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the year ended December 31, 2019.

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

The average recorded investment of impaired leases and loans for Americas, EMEA and Asia Pacific was $80 million, $39 million and $18 million, respectively, for the year ended December 31, 2018. Both interest income recognized and interest income recognized on a cash basis on impaired leases and loans were immaterial for the year ended December 31, 2018.

When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on calculating allowance for credit losses, refer to note A, “Significant Accounting Policies.”

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

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,160	$179	$143	$10	$37
EMEA	710	24	11	1	16
Asia Pacific	404	9	2	0	7
Total lease receivables	$4,274	$213	$156	$11	$59

Americas	$6,173	$107	$66	$10	$56
EMEA	2,415	51	3	1	51
Asia Pacific	676	3	1	0	2
Total loan receivables	$9,264	$161	$69	$11	$110

Americas	$717	$8	$8	$1	$0
EMEA	1,671	7	7	1	1
Asia Pacific	1,922	6	5	1	1
Total participated receivables from IBM	$4,310	$21	$20	$3	$2

Total	$17,848	$394	$245	$25	$171
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $128 million is individually evaluated for impairment with a related allowance of $110 million.

Notes to Consolidated Financial Statements – (continued)

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2018:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,433	$288	$247	$18	$44
EMEA	687	24	9	1	15
Asia Pacific	635	29	19	2	11
Total lease receivables	$4,755	$341	$275	$21	$70

Americas	$6,167	$217	$161	$22	$61
EMEA	2,231	80	24	3	57
Asia Pacific	916	13	9	1	4
Total loan receivables	$9,314	$310	$194	$25	$122

Americas	$735	$11	$11	$2	$—
EMEA	1,627	9	4	1	5
Asia Pacific	1,717	—	—	—	—
Total participated receivables from IBM	$4,079	$20	$15	$3	$5

Total	$18,147	$671	$484	$49	$197
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $149 million is individually evaluated for impairment with a related allowance of $120 million.

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

The following tables present the net recorded investment for each class of receivables, by credit quality indicator, at December 31, 2019 and 2018. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. The credit quality indicators do not reflect mitigation actions that the company takes to transfer risk to third parties.

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2019:	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$55	$31	$732	$89	$89	$440	$88	$89
A1 – A3	700	88	124	1,166	178	237	71	271	934
Baa1 – Baa3	949	153	83	1,756	907	107	104	762	500
Ba1 – Ba2	733	206	61	1,461	532	159	49	442	245
Ba3 – B1	196	137	62	444	455	46	43	88	126
B2 – B3	236	45	32	513	228	33	4	18	26
Caa – D	13	5	2	32	15	3	2	0	2
Total	$3,133	$689	$396	$6,105	$2,403	$674	$714	$1,668	$1,921

Notes to Consolidated Financial Statements – (continued)

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2018	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$520	$24	$49	$935	$79	$71	$112	$58	$134
A1 – A3	617	82	241	1,108	269	351	133	198	659
Baa1 – Baa3	807	214	169	1,450	704	246	174	517	463
Ba1 – Ba2	772	207	102	1,387	681	149	167	500	280
Ba3 – B1	391	90	36	703	297	52	84	218	99
B2 – B3	264	47	26	475	156	37	57	114	70
Caa – D	23	5	3	42	17	5	5	12	9
Total	$3,395	$670	$625	$6,101	$2,204	$912	$733	$1,618	$1,714

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings for the years ended December 31, 2019, 2018 and 2017.

NOTE G. OTHER ASSETS

(Dollars in millions)
At December 31:	2019	2018
Deferred taxes	$142	$120
Other receivables	42	104
Prepaid taxes	94	95
Derivatives	45	18
Other	84	35
Total	$406	$373

NOTE H. BORROWINGS

The company may, at times, pledge financing receivables as collateral for non-recourse short- and long-term borrowings. The amount of such non-recourse borrowings are reflected in the short- and long-term debt tables below.

Short-Term Debt

	At December 31,	At December 31,
(Dollars in millions)	2019	2018
Commercial paper	$304	$2,995
Short-term loans	49	17
Secured borrowings	280	23
Debt	$633	$3,035
Debt payable to IBM	8,194	10,223
Total	$8,827	$13,258

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

Notes to Consolidated Financial Statements – (continued)

The weighted-average interest rate for commercial paper was 1.6 percent and 2.5 percent at December 31, 2019 and December 31, 2018, respectively.

The weighted-average interest rate for short-term loans was 5.2 percent and 4.3 percent at December 31, 2019 and 2018, respectively, and relates primarily to borrowings in North America.

The weighted-average interest rate for secured borrowings was 3.6 percent and 6.9 percent at December 31, 2019 and 2018, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $280 million at December 31, 2019 and $23 million at December 31, 2018.

The weighted-average interest rate for debt payable to IBM was 1.6 percent in each period of December 31, 2019 and 2018.

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	12/31/2019	12/31/2018
Long-term notes (weighted-average interest rate at December 31, 2019)
2.2%	2019	$—	$1,400
2.9%	2020	1,500	1,500
2.5%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$5,600	$7,000

Long-term loans (5.4% weighted-average interest rate at December 31, 2019)	2020-2021	113	276
Secured borrowings (5.2% weighted-average interest rate at December 31, 2019)	2020-2025	781	687
Long-term debt		$6,495	$7,964
Less: net unamortized discount		1	2
Less: net unamortized debt issuance costs		5	9
Add: fair value adjustment*		28	(34)
Debt		$6,517	$7,919
Debt payable to IBM (1.5% weighted-average interest rate at December 31, 2019)		8,751	9,357
Total		$15,268	$17,276
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Statement of Financial Position as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $781 million at December 31, 2019 and $687 million at December 31, 2018, and relate primarily to borrowings in North America and Latin America.

The company has a shelf registration statement in place with the SEC allowing it to offer for sale public debt securities. The company issued fixed- and floating-rate debt securities in September 2017 in the aggregate amount of $3,000 million with maturity dates ranging from 2019 to 2022. During 2018, the company issued fixed- and floating-rate debt securities in the aggregate amount of $4,000 million with maturity dates ranging from 2020 to 2023. There were no issuances of debt securities in 2019. The net proceeds from the issuance of debt securities are utilized for general corporate purposes. This debt is included in the long-term debt table above.

Notes to Consolidated Financial Statements – (continued)

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Post Swap Borrowing (Long-Term Debt)

	2019		2018
		Weighted-Average		Weighted-Average
(Dollars in millions)		Interest		Interest
For the year ended December 31:	Amount	Rate	Amount	Rate
Fixed-rate debt
Debt	$1,846	3.8%	$1,967	3.9%
Debt payable to IBM	8,676	1.5%	9,281	1.3%
Total fixed-rate debt	$10,521		$11,248
Floating-rate debt
Debt*	$4,671	2.5%	$5,952	3.1%
Debt payable to IBM	75	(0.4)%	77	(0.3)%
Total floating-rate debt	$4,746		$6,028
Total debt	$6,517		$7,919
Total debt payable to IBM	8,751		9,357
Total	$15,268		$17,276
*

Includes $2,550 million in 2019 and $3,350 million in 2018 of notional interest rate swaps that effectively convert fixed-rated long-term debt into floating-rate long-term debt. (See note D, "Financial Instruments," for additional information.)

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2019 are as follows:

						2025 and
(Dollars in millions)	2020	2021	2022	2023	2024	beyond	Total
Long-term debt	$1,986	$3,151	$591	$764	$2	$0	$6,495
Debt payable to IBM	3,961	2,484	1,362	679	200	65	8,751
Total	$5,947	$5,635	$1,953	$1,443	$202	$65	$15,246

Interest on Debt

The company recognized interest expense of $499 million, $503 million and $362 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $242 million, $298 million and $265 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 18, 2019, IBM and the company (together, the Borrowers) entered into a new $2.5 billion, 364-Day Credit Agreement to replace the maturing $2.5 billion, 364-Day agreement, and also amended the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The new maturity date for the Three-Year Agreement is July 20, 2022. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay

Notes to Consolidated Financial Statements – (continued)

and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. As of December 31, 2019, the company had no borrowings outstanding against the Credit Agreements. The company incurred charges of $1.6 million in 2019 and $1.4 million in 2018 related to the Credit Agreements. These charges are recorded as financing cost in the Consolidated Statement of Earnings.

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

NOTE I. OTHER LIABILITIES

(Dollars in millions)
At December 31:	2019	2018
Post-retirement Benefits and Accrued Compensation	$85	$67
Deferred Income	36	26
Derivatives	18	37
Accrued Interest	54	68
Other	31	48
Total	$224	$246

Notes to Consolidated Financial Statements – (continued)

NOTE J. EQUITY ACTIVITY

IBM Credit had no available-for-sale securities and no unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$14	$(3)	$11
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$(14)	$4	$(10)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	2	(1)	1
Total retirement-related benefit plans	$(12)	$3	$(9)
Other comprehensive income/(loss)	$1	$1	$2
(1)	These AOCI components are included in the computation of net periodic pension cost. (See note M, "Retirement-Related Benefits," for additional information.)

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(151)	$(32)	$(184)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$(4)	$1	$(3)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$(4)	$1	$(3)
Other comprehensive income/(loss)	$(155)	$(31)	$(186)
(1)	These AOCI components are included in the computation of net periodic pension cost. (See note M, "Retirement-Related Benefits,” for additional information.)

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2017:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$363	$2	$365
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$2	$(1)	$2
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$3	$(1)	$2
Other comprehensive income/(loss)	$366	$2	$367
(1)	These AOCI components are included in the computation of net periodic pension cost. (See note M, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
December 31, 2016	$(200)	$(9)	$(209)
Other comprehensive income before reclassification	365	2	367
Amount reclassified from accumulated other comprehensive income	0	0	0
Total change for the period	365	2	367
December 31, 2017	165	(7)	158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(184)	(3)	(187)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(184)	(3)	(186)
December 31, 2018	(23)	(10)	(33)
Other comprehensive income before reclassification	11	(10)	1
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	11	(9)	2
December 31, 2019	$(12)	$(19)	$(31)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

**   Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note B, “Accounting Changes.”

NOTE K. CONTINGENCIES AND COMMITMENTS

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of December 31, 2019, there were no matters for which the likelihood of material loss is at least reasonably possible.

Commitments

The company’s extended lines of credit to third-party entities include unused amounts of $1.8 billion and $7.1 billion at December 31, 2019 and 2018, respectively. These amounts were available to the company’s Commercial Financing suppliers, distributors and resellers to support additional loan advances, or purchases of factored receivables, to meet their working capital liquidity needs. The decrease reflects the company’s wind down of its OEM IT Commercial Financing operations. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $5.4 billion and $0.5 billion at December 31, 2019 and 2018, respectively. In the

Notes to Consolidated Financial Statements – (continued)

fourth quarter of 2019, the purchase of receivables and participation agreements between IBM and the company were amended to closer align the future funding commitments of the company with those of IBM.

NOTE L. TAXES

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
Income/(loss) before income taxes:
U.S. operations	$(71)	$(156)	$41
Non-U.S. operations	690	886	713
Total income before income taxes	$619	$731	$755

The provision for income taxes by geographic operations is as follows:

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
Provision for/(benefit from) income taxes:
U.S. operations	$51	$(50)	$(151)
Non-U.S. operations	137	184	156
Total provision for income taxes	$188	$133	$5

The components of the provision for income taxes/(benefits) by taxing jurisdiction are as follows:

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
U.S. federal:
Current	$(9)	$(91)	$(110)
Deferred	65	46	(40)
Total	$56	$(45)	$(150)

U.S. state and local:
Current	$(28)	$(21)	$(21)
Deferred	21	13	18
Total	$(7)	$(8)	$(3)

Non-U.S.:
Current	$158	$194	$122
Deferred	(18)	(7)	36
Total	$139	$186	$158

Total provision for income taxes	$188	$133	$5

If the company’s provision for income taxes had been prepared using the separate tax return method without modification for the benefits-for-loss approach, total taxes included in net income reported for 2019 and 2018 would have been $52 million higher for 2019 and $24 million higher for 2018 as a result of the difference in the calculation of the GILTI provision. There would be no material difference in the total taxes included in net income reported in the year 2017. For additional information, refer to note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

For the year ended December 31, 2019, the U.S. operations generated a taxable loss. As the company’s U.S. federal and certain state operations are included in various IBM consolidated tax returns, under the Tax Sharing Agreement, the benefits-for-loss approach has been applied and the losses were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2020.

Notes to Consolidated Financial Statements – (continued)

A reconciliation of the statutory U.S. federal tax rate to the company’s effective tax rate is as follows:

For the year ended December 31:	2019	2018	2017
Statutory rate	21%	21%	35%
Enactment of U.S. tax reform	19	(2)	(21)
Tax differential on foreign income	(6)	1	(14)
State and local	(1)	(1)	0
Valuation allowance	(2)	(1)	1
Effective rate	31%	18%	1%

Percentages rounded for disclosure purposes.

The various components reflected within the tax rate reconciliation table above labeled “Tax differential on foreign income” include the effects of foreign subsidiaries’ earnings taxed at rates other than the U.S. statutory rate and U.S. taxes on foreign income. This line item also reflects the changes in the amount of unrecognized tax benefits associated with each of those components.

On December 22, 2017, U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a charge to tax expense of $116 million and net benefits of $7 million and $162 million for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, the charge was related to additional tax reform guidance issued by the U.S. Treasury in January 2019 on U.S. tax reform repatriation tax. In 2018, the benefit was attributable to refinements to the one-time U.S. transition tax and foreign tax costs on undistributed foreign earnings. The benefit recorded in 2017 was the result of the re-measurement of deferred tax balances to the new U.S. federal tax rate, as well as the U.S. tax reform repatriation tax and any foreign tax costs on undistributed foreign earnings.

U.S. tax reform also introduced GILTI, which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. The company has elected to treat GILTI as a period cost if and when incurred, which resulted in the company recording a benefit of $49 million and $20 million for the years ended December 31, 2019 and 2018 respectively as a result of foreign tax credits associated with and in excess of GILTI. Under the Tax Sharing Agreement, the benefits-for-loss approach has been applied and the excess credits were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2020.

The effective tax rate for 2019 was 30.5 percent, an increase of 12.2 points, as compared to 2018. The year-to-year change in the effective tax rate was primarily attributable to guidance issued by the U.S. Treasury in January 2019 regarding U.S. tax reform repatriation tax (20 points). This was partially offset by a year-to-year benefit due to the GILTI provision (5 points).

The effect of tax law changes on deferred tax assets and liabilities did not have a material impact in 2019.

The significant components of deferred tax assets and liabilities recorded in other assets and tax liabilities, respectively, in the Consolidated Statement of Financial Position are as follows:

Notes to Consolidated Financial Statements – (continued)

Deferred Tax Assets

(Dollars in millions)
At December 31:	2019	2018
Bad debt reserves	$56	$48
Leases	81	59
Depreciation	1	3
Foreign tax loss/credit carryforwards	71	90
Other	52	39
Gross deferred tax assets	$261	$239
Less: valuation allowance	(72)	(86)
Net deferred tax assets	$189	$153

Deferred Tax Liabilities

(Dollars in millions)
At December 31:	2019	2018
Leases	$576	$469
Other	16	17
Gross deferred tax liabilities	$592	$486

The loss carryforwards as of December 31, 2019 and 2018 were $71 million and $90 million (tax effected), respectively, with all of these carryforwards available for at least two years.

The valuation allowances as of December 31, 2019, 2018 and 2017 were $72 million, $86 million and $96 million, respectively. The amounts principally apply to loss carryforwards, credits and timing differences. In the opinion of management, it is more likely than not that these assets will not be realized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

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

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2014. Current year unrecognized tax benefits recorded in the Consolidated Financial Statements related to certain foreign separate income tax return filers were $10 million at December 31, 2019 and $4 million at December 31, 2018. Interest and penalties related to income tax liabilities are included in income tax expense. In 2019, interest accrued relating to income taxes was immaterial. During the year ended December 31, 2018, the company recognized a net benefit of $5 million in interest expense relating to certain foreign separate income tax return filers, whereas for 2017, the company recognized a net charge of $5 million in interest expense.

Within consolidated retained earnings at December 31, 2019 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2019, the company has a deferred tax liability of $9 million for the estimated taxes associated with the repatriation of these earnings.

Notes to Consolidated Financial Statements – (continued)

NOTE M. RETIREMENT-RELATED BENEFITS

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer, multiple-employer or defined contribution plans, as required by local regulations.

Multiemployer and Defined Contribution Plans:

IBM charges the company for multiemployer and defined contribution costs based on number of employees. The charges are recorded in the company’s operating results in the Consolidated Statement of Earnings. The amounts of (income) or expense attributed to the company by IBM for the years ended December 31, 2019, 2018 and 2017 were not material.

Charges from IBM to the company in relation to these plans (including non-pension post-retirement benefits) are limited to service costs and defined contribution cost. Contributions to multiemployer and defined contribution plans and any other types of cost are the responsibility of IBM.

Multiple-employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Statement of Financial Position. The net liability for multiple-employer plans for the years ended 2019, 2018 and 2017 was $57 million, $44 million and $40 million, respectively. The gross asset balances were $42 million, $36 million and $37 million at December 31, 2019, 2018 and 2017, respectively. The projected benefit obligation balances were $98 million, $80 million and $77 million at December 31, 2019, 2018 and 2017, respectively.

Actuarial losses in AOCI at December 31, 2019, 2018 and 2017 were $19 million, $10 million and $7 million, respectively. Remeasurement gains and losses recorded to AOCI at December 31, 2019, 2018 and 2017 were losses of $10 million, $3 million, and a gain of $2 million, respectively.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Statement of Earnings. The total costs for multiple-employer plans for years ended December 31, 2019, 2018 and 2017 were $4 million, $4 million and $3 million, respectively.

NOTE N. SEGMENT INFORMATION

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

Notes to Consolidated Financial Statements – (continued)

The company allocates interest expense and SG&A expense to each of its operating segments. Interest expense is allocated based on the average assets of each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

(Dollars in millions)	Client	Commercial	Total
At December 31, 2019	Financing	Financing	Segments
Revenue	$1,187	$413	$1,600
Pre-tax income	434	184	619
Depreciation of equipment under operating lease	160	—	160
Interest expense	376	124	499
Provision for/(benefit from) credit losses	(2)	(3)	(5)
Assets	22,362	3,443	25,805

(Dollars in millions)	Client	Commercial	Total
At December 31, 2018	Financing	Financing	Segments
Revenue	$1,206	$574	$1,779
Pre-tax income	490	240	731
Depreciation of equipment under operating lease	193	—	193
Interest expense	335	168	503
Provision for/(benefit from) credit losses	27	(18)	9
Assets	22,533	12,743	35,277

(Dollars in millions)	Client	Commercial	Total
At December 31, 2017	Financing	Financing	Segments
Revenue	$1,248	$454	$1,702
Pre-tax income	574	181	755
Depreciation of equipment under operating lease	231	—	231
Interest expense	246	116	362
Provision for credit losses	14	1	15
Assets	22,880	12,568	35,448

(Dollars in millions)
Reconciliation of IBM Credit as reported	2019	2018	2017
Assets
Total Reportable Segments	$25,805	$35,277	$35,448
Cash and cash equivalents	1,687	1,828	2,680
Other receivables from IBM	513	2,019	1,024
Deferred taxes	142	120	121
Derivatives	45	18	3
Other	219	235	240
Total consolidated assets	$28,412	$39,497	$39,516

Major Clients

No single client represented 10 percent or more of the company’s total revenue in 2019, 2018 or 2017.

Geographic Information

The following provides information for those countries that are 10 percent or more of the specific category.

Notes to Consolidated Financial Statements – (continued)

Revenue*

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
United States	$690	$678	$606
Other countries	910	1,102	1,096
Total revenue	$1,600	$1,779	$1,702
*	Revenues are generally attributed to countries based on the location of the client.

Financing Receivables, Net of Allowance for Credit Losses

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
United States	$9,365	$11,821	$11,892
Other countries	8,000	14,027	14,174
Total net financing receivables	$17,365	$25,848	$26,066

Equipment under Operating Lease, Net of Depreciation

(Dollars in millions)
For the year ended December 31:	2019	2018	2017
United States	$64	$81	$76
Other countries	147	305	324
Total equipment under operating lease - net	$212	$386	$401

NOTE O. DIVESTITURE

In the fourth quarter of 2018, IBM entered into a definitive agreement to sell certain commercial financing capabilities and assign a number of its commercial financing contracts, excluding related receivables which were collected as they became due in the normal course of business. The transaction closed in the first quarter of 2019 and resulted in a pre-tax gain of $16 million in 2019.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF EARNINGS

SELECTED QUARTERLY DATA

(UNAUDITED)

(Dollars in millions)	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$482	$410	$372	$335	$1,600
Net margin	277	230	212	194	913
Income before income taxes	193	136	131	158	619
Net income	43	113	109	165	430

(Dollars in millions)	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Full Year
Revenue	$449	$433	$452	$446	$1,779
Net margin	300	259	268	256	1,083
Income before income taxes	191	148	184	208	731
Net income	149	117	144	187	597

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The company’s management evaluated, with the participation of the Chairman and President, and the Vice President, Finance, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chairman and President, and the Vice President, Finance, have concluded that the company’s disclosure controls and procedures were effective as of the end of the latest quarter.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2019 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.

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

Item 14. Principal Accounting Fees and Services.

As an indirect, wholly owned subsidiary of IBM, our principal accounting fees and services are subject to the pre-approval policies and procedures that govern all fees paid to, and all services performed by, PricewaterhouseCoopers (PwC) for audit and audit-related professional services and tax-related advice and services to IBM. For additional information regarding IBM’s policies and procedures, see IBM’s Proxy Statement to be filed with the SEC and delivered to IBM stockholders in connection with IBM’s Annual Meeting of Stockholders to be held on April 28, 2020. The appointment of PwC as IBM’s independent registered public accounting firm was ratified by majority vote of IBM’s shareholders during the annual shareholder’s meeting on April 30, 2019 (see IBM’s 8-K filed with the SEC on May 3, 2019).

The fees for services provided to IBM Credit by PwC for the fiscal periods indicated:

(Dollars in millions)	2019	2018
Audit Fees	$6.7	$6.6
Audit-Related Fees	—	0.3
Tax Fees	—	—
All Other Fees	—	—
Total	$6.7	$6.9

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.	Financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2019, 2018 and 2017 as indexed below.
2.	Financial statement schedule required to be filed by Item 8 of this Form 10-K as indexed below. All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the Consolidated Financial Statements or the notes thereto.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE	Page
Audited Annual Financial Statements
Report of Independent Registered Public Accounting Firm	42
Consolidated Statement of Earnings for the Years Ended December 31, 2019, 2018 and 2017	43
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	44
Consolidated Statement of Financial Position as of December 31, 2019 and 2018	45
Consolidated Statement of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	46

Consolidated Statement of Changes in Member’s Interest for the Years Ended December 31, 2019, 2018 and 2017	47
Notes to Consolidated Financial Statements	49
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017	92

Selected Quarterly Data (Unaudited)
Consolidated Statement of Earnings for the years ended December 31, 2019 and 2018	84

3.	Exhibits:
Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable

(3)	The Certificate of Formation of IBM Credit LLC, dated December 20, 2002 and effective January 1, 2003, is Exhibit 3.1 to the Form S-3 filed August 4, 2017, and is hereby incorporated by reference.

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

	Description of Securities Registered under Section 12 of the Exchange Act.	4.1

(9)	Voting trust agreement.	Not applicable

(10)	Material Contracts.

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

$2,500,000,000 364-Day Credit Agreement dated as of July 18, 2019, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several banks and other financial institutions from time to time parties to such agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.1 to the Form 8-K filed on July 19, 2019, and is hereby incorporated by reference.

Amended and Restated $2,500,000,000 Three-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the Several Lenders from time to time parties to such Agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.2 to the Form 8-K filed on July 20, 2018, and is hereby incorporated by this reference.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

Confirmation of Termination Date Extension to $2,500,000,000 Amended and Restated Three-Year Credit Agreement dated as of July 19, 2018, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several banks and other financial institutions from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.2 to the Form 8-K filed on July 19, 2019, and is hereby incorporated by reference.

(11)	Statement re computation of per share earnings	Not applicable

(12)	Statement re computation of ratios	Not applicable

(13)	Annual report to security holders	Not applicable

(18)	Letter re change in accounting principles	Not applicable

(19)	Previously unfiled documents	Not applicable

(21)	Subsidiaries of the registrant	Not applicable*

(22)	Published report regarding matters submitted to vote of security holders	Not applicable

(23)	Consent of Independent Registered Public Accounting Firm	23.1

(24)	Powers of attorney	24.1

	Resolution of the IBM Credit Board of Managers authorizing execution of this report by Powers of Attorney	24.2

(31)	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.1

	Certification by principal financial officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.2

(32)	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	101

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	104
*	IBM Credit has omitted this exhibit pursuant to General Instruction I(2)(b) of Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

By:	/s/ William J. Smith III
William J. Smith III
Chairman and President

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Smith III	Chairman and President	February 28, 2020
William J. Smith III	(Chief Executive Officer)

/s/ Adam Wilson	Vice President, Finance	February 28, 2020
Adam Wilson	(Chief Financial Officer)

/s/ Henry Voldman	Director, Finance	February 28, 2020
Henry Voldman	(Controller)

Simon J. Beaumont	Manager	By:	/s/ Glen Kutler
Robert F. Del Bene	Manager		Glen Kutler
Andrew P. Urbansky	Manager		Attorney-in-fact

		Date:	February 28, 2020

SCHEDULE II

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in millions)

	Balance at				Balance at
	Beginning	Additions /			End
Description	of Period	(Releases) [1]	Write-offs [2]	Other [3]	of Period
Allowance For Credit Losses:
2019	$192	$(5)	$(32)	$(1)	$155

2018	$213	$9	$(21)	$(8)	$192

2017	$277	$15	$(91)	$11	$213
(1)Additions for allowance for credit losses are charged to expense accounts.
(2)For additional information regarding write-offs, see note A, "Significant Accounting Policies," to the Consolidated Financial Statements.
(3)"Other" primarily represents translation adjustments in all periods reported.