Form 10-Q
period 2020-03-31
IBM CREDIT LLC
filed 2020-05-01
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2020

000-55786

(Commission file number)

IBM CREDIT LLC

(Exact name of registrant as specified in its charter)

Delaware	22-2351962
(State or Other Jurisdiction of Incorporation or Organization)	(IRS employer identification number)

One North Castle Drive, Armonk, New York	10504
(Address of principal executive offices)	(Zip Code)

914-765-1900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None.

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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Revenue
Financing revenue	$278	$404
Operating lease revenue	58	78
Total revenue	$337	$482
Financing cost (related party cost of $49 in 2020 and $74 in 2019)	$105	$160
Depreciation of equipment under operating lease	31	45
Net margin	$201	$277
Expense and other (income)
Selling, general and administrative	$74	$97
Provision for credit losses	19	4
Other (income) and expense	(21)	(18)
Total expense and other (income)	$72	$83
Income before income taxes	$128	$193
Provision for/(benefit from) income taxes	(13)	150
Net income	$141	$43

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net income	$141	$43
Other comprehensive income/(loss), before tax:
Foreign currency translation	(156)	3
Retirement-related benefit plans (1)	1	0
Other comprehensive income/(loss), before tax	(155)	3
Income tax (expense)/benefit related to items of other comprehensive income	(17)	3
Other comprehensive income/(loss), net of tax	$(173)	$6
Total comprehensive income/(loss)	$(31)	$49
(1)	Amounts represented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	At March 31,	At December 31,
(Dollars in millions)	2020	2019
Assets:
Cash and cash equivalents	$1,601	$1,687
Financing receivables	14,638	17,365
(net of allowances of $158 in 2020 and $148 in 2019)
Equipment under operating leases	177	212
(net of accumulated depreciation of $220 in 2020 and $238 in 2019)
Financing receivables from IBM	3,771	3,870
Receivables purchased/participated from IBM	4,258	4,359
(net of allowances of $21 in 2020 and $8 in 2019)
Other receivables from IBM	742	513
Other assets	514	406
Total assets	$25,700	$28,412

Liabilities:
Accounts payable	$142	$434
Accounts payable to IBM	813	336
Debt	6,709	7,150
Debt payable to IBM	14,727	16,945
Taxes	633	637
Other liabilities	231	224
Total liabilities	$23,255	$25,726
Member’s interest:
Member's interest	2,601	2,601
Retained earnings	48	116
Accumulated other comprehensive income/(loss)	(204)	(31)
Total member's interest	$2,445	$2,686
Total liabilities and member’s interest	$25,700	$28,412

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income	$141	$43
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	19	4
Depreciation	31	45
Deferred taxes	(42)	(2)
Net (gain)/loss on asset sales and other	(17)	(6)
Change in operating assets and liabilities:
Other assets/other liabilities	(48)	4
Net cash provided by operating activities	$84	$88

Cash flows from investing activities:
Originations of financing receivables	$(2,975)	$(4,219)
Collection of financing receivables	4,068	4,023
Short-term financing receivables - net (1)	1,444	46
Purchase of equipment under operating leases	(13)	(20)
Proceeds from disposition of equipment under operating lease	17	13
Other receivables from IBM - net	(304)	1,738
Other investing activities - net	119	(10)
Net cash provided by investing activities	$2,356	$1,572

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$2,424	$2,545
Principal payments on debt from IBM	(2,641)	(2,388)
Proceeds from issuance of debt	296	300
Principal payments on debt	(389)	(196)
Short-term borrowings from/(repayments to) IBM - net (1)	(1,711)	(1,299)
Short-term borrowings/(repayments) - net (1)	(315)	(500)
Distributions to IBM	(169)	(370)
Net cash used in financing activities	$(2,505)	$(1,910)

Effect of exchange rate changes on cash and cash equivalents	$(22)	$(5)
Net change in cash and cash equivalents	$(86)	$(255)

Cash and cash equivalents at January 1	1,687	1,828
Cash and cash equivalents at March 31	$1,601	$1,573
(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2020	$2,601	$116	$(31)	$2,686
Cumulative effect of change in accounting principle (1)		(41)		(41)
Net income plus other comprehensive income/(loss):
Net income		141		141
Other comprehensive income/(loss), net of tax			(173)	(173)
Total comprehensive income/(loss)				$(31)
Distributions to IBM		(169)		(169)
Member’s Interest, March 31, 2020	$2,601	$48	$(204)	$2,445

(1) Reflects the adoption of the FASB guidance on current expected credit losses. Refer to note 2, "Accounting Changes."

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

(1) In accordance with the previously executed Tax Sharing Agreement, $64 million was settled through a non-cash contribution. Refer to note 14, "Relationship with IBM and Related Party Transactions."

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

Member’s interest in the Consolidated Balance Sheet represents the accumulation of the company’s net income over time and contributions from IBM and distributions to IBM. Distributions by the company to IBM are considered first to be a return of profit as reflected in retained earnings in the Consolidated Balance Sheet. Any amount distributed to IBM in excess of the company’s available balance in retained earnings is considered a return of a portion of Member’s interest as reflected in the Consolidated Balance Sheet.

Income tax expense is based on reported income before income taxes. Whereas the majority of non-U.S. entities are separate legal tax filers, the company’s U.S. federal and certain state and foreign operations are included in various IBM consolidated tax returns. In such cases, the income taxes for these entities are calculated using a separate return method modified to apply the benefits-for-loss approach, which is consistent with the company’s Tax Sharing Agreement with IBM. Under this approach, the provision for income taxes is computed as if the company filed tax returns on a separate tax return basis and is then adjusted, as necessary, to reflect IBM’s reimbursement for any tax benefits generated by the company.

The amount of restricted cash included in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows is immaterial for the periods presented.

All significant intracompany transactions between IBM Credit’s businesses have been eliminated. All significant intercompany transactions between IBM Credit and IBM have been included in these Consolidated Financial Statements.

Interim results are not necessarily indicative of financial results for a full year. The information included in this Form 10-Q should be read in conjunction with the company’s 2019 Form 10-K.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Notes to Consolidated Financial Statements — (continued)

2. Accounting Changes:

New Standards to be Implemented

Any current pending standards to be implemented are either not applicable or not material to the company.

Standards Implemented

Reference Rate Reform

Standard/Description–Issuance date: March 2020. This guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued, subject to meeting certain criteria.

Effective Date and Adoption Considerations–The guidance is effective as of March 12, 2020 through December 31, 2022.

Effect on Financial Statements or Other Significant Matters–The company made a policy election in the first quarter of 2020 to adopt the practical expedient which allows for the continuation of fair value hedge accounting for interest rate derivative contracts upon the transition from LIBOR to Secured Overnight Financing Rate (SOFR) or another reference rate alternative, without any impact to the Consolidated Income Statement. However, it is still uncertain when the transition from LIBOR to another reference rate will occur or whether SOFR will become the accepted market alternative to LIBOR. The company is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities.

Financial Instruments-Credit Losses

Standard/Description–Issuance date: June 2016, with amendments in 2018, 2019 and 2020. This changes the guidance for credit losses based on an expected loss model rather than an incurred loss model. It requires the consideration of all available relevant information when estimating expected credit losses, including past events, current conditions and forecasts and their implications for expected credit losses. It also expands the scope of financial instruments subject to impairment, including off-balance sheet commitments and residual value.

Effective Date and Adoption Considerations–The guidance was effective January 1, 2020, with one-year early adoption permitted. The company adopted the guidance as of the effective date using the transition option whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements.

Effect on Financial Statements or Other Significant Matters–At January 1, 2020, an increase in the allowance for credit losses of $56 million was recorded for financing receivables (inclusive of its related off-balance sheet commitments). Additionally, net deferred taxes were reduced by $16 million in the Consolidated Balance Sheet, resulting in a cumulative-effect net decrease to retained earnings of $41 million. Refer to note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” and note 9, “Commitments,” for additional information.

3. Segments:

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

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their

Notes to Consolidated Financial Statements — (continued)

acquisition of IBM’s hardware, software, and services, as well as Original Equipment Manufacturer (OEM) IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. The decline in revenue in the first quarter of 2020 primarily reflects the wind down of the company’s OEM IT Commercial Financing operations which began in the second quarter of 2019.

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended March 31, 2020:
Total revenue	$279	$58	$337
Pre-tax income	95	33	128
Depreciation of equipment under operating lease	31	—	31
Interest expense	82	13	94
Provision for credit losses	18	1	19

For the three months ended March 31, 2019:
Total revenue	$322	$160	$482
Pre-tax income	117	76	193
Depreciation of equipment under operating lease	45	—	45
Interest expense	97	53	150
Provision for/(benefit from) credit losses	(1)	5	4

4. Divestiture:

In the first quarter of 2019, IBM sold certain commercial financing capabilities and assigned a number of its commercial financing contracts, excluding related receivables which were collected as they became due in the normal course of business to a third party and recorded a pre-tax gain of $16 million.

5. Financial Assets and Liabilities:

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Notes to Consolidated Financial Statements — (continued)

●	Level 3—Unobservable inputs for the asset or liability.

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

The determination of fair value considers various factors, including interest rate yield curves and time value, underlying the financial instruments. For derivatives and debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

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

The company may hold investments in time deposits, certificates of deposit, U.S. government and agency debt, and corporate debt securities that are designated as available-for-sale. The primary objective of the company’s debt investment portfolio is to maintain principal by investing in short-term highly liquid securities with a credit rating of investment grade Aa2 or higher.

Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. Effective January 1, 2020 with the adoption of the new standard on credit losses, if the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. No impairment for credit losses and no non-credit impairment was recorded for the three months ended March 31, 2020. Prior to the adoption of the new standard, available-for-sale securities were measured for impairment using an other-than-temporary impairment model. No impairment was recorded for the three months ended March 31, 2019.

Notes to Consolidated Financial Statements — (continued)

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

	Fair Value
	Hierarchy	At March 31, 2020			At December 31, 2019
(Dollars in millions)	Level	Assets	Liabilities		Assets	Liabilities
Cash equivalents (1)
Time deposits and certificates of deposit	2	$576	$	N/A	$788	$	N/A
Money market funds	1	—		N/A	5		N/A
Total cash equivalents		$576	$	N/A	$793	$	N/A
Derivatives designated as hedging instruments (2)
Interest rate contracts with IBM	2	79		—	45		—
Foreign exchange contracts with IBM	2	—		14	—		18
Total		$655		$14	$838		$18
(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Included within other assets and other liabilities in the Consolidated Balance Sheet.

N/A – not applicable

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At March 31, 2020 and December 31, 2019, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $14,956 million and $15,268 million and the estimated fair value was $14,757 million and $15,409 million at March 31, 2020 and December 31, 2019, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

6. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables primarily consist of client loan and installment payment receivables (loans) and investment in sales-type and direct financing leases (collectively referred to as Client Financing receivables) and Commercial Financing receivables. Loans are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Investment in sales-type and direct financing leases relate principally to the company’s Systems products and are for terms ranging generally from two to six years. Commercial Financing receivables relate primarily to working capital financing for dealers and remarketers of IBM products. Payment terms for working capital financing generally range from 30 to 90 days.

Notes to Consolidated Financial Statements — (continued)

The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. These receivables are included in the Client Financing segment. The company also purchases interests in certain of IBM’s short-term receivables. These receivables are included within the Commercial Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Effective January 1, 2020, the company adopted the new accounting standard related to credit losses, using the transition option whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements. Refer to note 2, “Accounting Changes,” for additional information. Under this new guidance, the amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value) adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. The allowance for credit losses represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. Prior to the effective date, financing receivables were measured at recorded investment, which does not include residual value. As a result of the company’s transition option, all prior periods are presented at recorded investment, while current period information is presented at amortized cost.

A summary of the components of the company’s financing receivables is presented as follows:

			Client Loan and
			Installment
		Commercial	Payment
(Dollars in millions)	Investment in	Financing	Receivables
At March 31, 2020:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,081	$2,008	$8,742	$14,831
Unearned income	(337)	(3)	(330)	(669)
Deferred initial direct costs	28	—	64	93
Residual value*	542	—	—	542
Amortized cost	$4,314	$2,005	$8,476	$14,796
Allowance for credit losses	(64)	(9)	(85)	(158)
Total financing receivables, net	$4,250	$1,996	$8,391	$14,638

* Includes guaranteed and unguaranteed residual value

			Client Loan and
			Installment
		Commercial	Payment
(Dollars in millions)	Investment in	Financing	Receivables
At December 31, 2019:	Leases	Receivables	(Loans)	Total
Financing receivables, gross	$4,626	$3,400	$9,566	$17,592
Unearned income	(384)	(4)	(373)	(761)
Deferred initial direct costs	32	—	71	103
Recorded investment	$4,274	$3,396	$9,264	$16,934
Allowance for credit losses	(56)	(9)	(82)	(148)
Unguaranteed residual value	531	—	—	531
Guaranteed residual value	47	—	—	47
Total financing receivables, net	$4,796	$3,387	$9,181	$17,365

Notes to Consolidated Financial Statements — (continued)

Purchased and participated receivables from IBM

	At March 31,	At December 31,
(Dollars in millions)	2020	2019
Short-term purchased receivables from IBM	$72	$56
Allowance for credit losses	0	0
Total short-term purchased receivables from IBM, net	$72	$56

Long-term participated receivables from IBM	$4,206	$4,310
Allowance for credit losses	(21)	(7)
Total long-term participated receivables from IBM, net	$4,186	$4,303

Total purchased and participated receivables from IBM, net	$4,258	$4,359

The company utilizes certain of its financing receivables as collateral for nonrecourse borrowings. Financing receivables pledged as collateral for borrowings were $914 million and $1,062 million at March 31, 2020 and December 31, 2019, respectively.

The company did not have any financing receivables held for sale at March 31, 2020 and December 31, 2019.

Allowance for Credit Losses - Financing Receivables

Refer to note A, “Significant Accounting Policies,” in the company’s 2019 Annual Report for a full description of its accounting policies for financing receivables and related allowances. The descriptions below include any changes to those policies due to the new standard.

Effective with the adoption of the new credit losses standard, the company’s estimates of its allowances for expected credit losses include consideration of: past events, including any historical default, historical concessions and resulting troubled debt restructurings, current economic conditions, taking into account any non-freestanding mitigating credit enhancements, and certain forward-looking information, including reasonable and supportable forecasts.

Collectively Evaluated Financing Receivables

The company determines its allowance for credit losses based on two portfolio segments: Client Financing receivables and Commercial Financing receivables, and further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

For Client Financing receivables, the company uses a credit loss model to calculate allowances based on its internal loss experience and current conditions and forecasts by class of financing receivable. The company records an unallocated reserve that is calculated by applying a reserve rate to its portfolio, excluding accounts that have been individually evaluated and specifically reserved. This reserve rate is based upon credit rating, probability of default, term and loss history. The allowance is adjusted quarterly for expected recoveries of amounts that were previously written off or are expected to be written off. Recoveries cannot exceed the aggregated amount of the previous write-off or expected write-off.

Notes to Consolidated Financial Statements — (continued)

Macroeconomic variables attributed to the expected credit losses for Client Financing receivables may vary by class of financing receivables based on historical experiences, portfolio composition, and current environment. In addition to a qualitative review of credit risk factors across the portfolio, the company considers forward-looking macroeconomic variables such as gross domestic product, unemployment rates, equity prices and corporate profits when quantifying the impact of economic forecasts on its Client Financing receivables expected allowance for credit losses. The company also considers the impact of current conditions and economic forecasts relating to specific industries, geographical areas, and client-specific exposures on the portfolio. Under this approach, forecasts of these variables over two years are considered reasonable and supportable. Beyond two years, the company reverts to long-term average loss experience. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty. With evolving global impacts from the COVID-19 pandemic, external economic models have been revised with increased frequency and with alternative scenarios. The company’s allowances at March 31, 2020, reflect the qualitative process described above. Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

The allowance for Commercial Financing receivables is estimated based on a combination of write-off history and current economic conditions, excluding any individually evaluated accounts.

At January 1, 2020, upon adoption of the new standard on credit losses, the company recorded an additional allowance for Client and Commercial Financing receivables (including related off-balance sheet commitments) of $56 million. This was primarily driven by an increase in the Client Financing receivables allowance. Refer to note 9, “Commitments,” for additional information regarding off-balance sheet commitments.

Client Financing Receivables

The following tables present the amortized cost basis or recorded investment for the Client Financing receivables portfolio segment at March 31, 2020 and December 31, 2019, respectively, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The Commercial Financing receivables portfolio segment is excluded from this presentation as it is short term in nature and the current estimated risk of loss and resulting impact to the company’s financing results is not material.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At March 31, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost
Lease receivables	$3,338	$601	$376	$4,314
Loan receivables	5,657	2,219	600	8,476
Participated receivables from IBM	631	1,715	1,860	4,206
Ending balance	$9,626	$4,534	$2,836	$16,997

Allowance for credit losses
Beginning balance at December 31, 2019	$98	$36	$11	$146
Adjustment for adoption of new standard	21	13	4	39
Beginning balance at January 1, 2020
Lease receivables	$38	$22	$9	$69
Loan receivables	78	18	3	98
Participated receivables from IBM	4	10	4	18
Total	$120	$50	$16	$185
Write-offs	$(14)	$(1)	$(1)	$(16)
Recoveries	0	—	0	0
Provision	5	8	1	14
Other*	(12)	(1)	0	(13)
Ending balance at March 31, 2020	$99	$56	$15	$170
Lease receivables	$37	$20	$7	$64
Loan receivables	$57	$24	$4	$85
Participated receivables from IBM	$4	$12	$4	$21

* Primarily represents translation adjustments.

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
At December 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,160	$710	$404	$4,274
Loan receivables	6,173	2,415	676	9,264
Participated receivables from IBM	717	1,671	1,922	4,310
Ending balance	$10,049	$4,796	$3,003	$17,848
Recorded investment collectively evaluated for impairment	$9,957	$4,770	$2,993	$17,720
Recorded investment individually evaluated for impairment	$92	$26	$10	$128

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(14)	$(10)	$(4)	$(29)
Recoveries	0	0	0	1
Provision	7	(6)	(2)	(2)
Foreign currency translation adjustment	(1)	0	0	(1)
Other	0	0	0	0
Ending balance at December 31, 2019	$98	$36	$11	$146
Lease receivables	$27	$21	$8	$56
Loan receivables	$68	$12	$2	$82
Participated receivables from IBM	$3	$3	$1	$7

Related allowance, collectively evaluated for impairment	$23	$11	$3	$36
Related allowance, individually evaluated for impairment	$75	$26	$9	$110

Write-offs of lease receivables and loan receivables were $17 million and $11 million, respectively, for the year ended December 31, 2019. Provisions for credit losses recorded for lease receivables and participated receivables from IBM were an addition of $5 million and a release of $6 million, respectively, for the year ended December 31, 2019.

Past Due Financing Receivables

The company considers a client’s financing receivable balance past due when any installment is aged over 90 days. The following tables summarize information about the amortized cost basis or recorded investment in lease and loan financing receivables and participated receivables from IBM, including amortized cost or recorded investment aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and amortized cost or recorded investment not accruing.

Notes to Consolidated Financial Statements — (continued)

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At March 31, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,338	$136	$106	$7	$35
EMEA	601	19	6	0	15
Asia Pacific	376	9	3	0	6
Total lease receivables	$4,314	$164	$115	$7	$56

Americas	$5,657	$97	$60	$10	$38
EMEA	2,219	55	7	3	50
Asia Pacific	600	7	5	0	1
Total loan receivables	$8,476	$158	$72	$14	$90

Americas	$631	$7	$5	$1	$3
EMEA	1,715	1	0	0	1
Asia Pacific	1,860	4	4	1	0
Total participated receivables from IBM	$4,206	$12	$9	$2	$4

Total	$16,997	$333	$195	$23	$149
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there was a related allowance of $95 million. Financing income recognized on these receivables was immaterial for the three months ended March 31, 2020.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,160	$179	$143	$10	$37
EMEA	710	24	11	1	16
Asia Pacific	404	9	2	0	7
Total lease receivables	$4,274	$213	$156	$11	$59

Americas	$6,173	$107	$66	$10	$56
EMEA	2,415	51	3	1	51
Asia Pacific	676	3	1	0	2
Total loan receivables	$9,264	$161	$69	$11	$110

Americas	$717	$8	$8	$1	$0
EMEA	1,671	7	7	1	1
Asia Pacific	1,922	6	5	1	1
Total participated receivables from IBM	$4,310	$21	$20	$3	$2

Total	$17,848	$394	$245	$25	$171
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $128 million was individually evaluated for impairment with a related allowance of $110 million.

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. The company uses information provided annually by Moody’s, where available, as one of many inputs in its determination of customer

Notes to Consolidated Financial Statements — (continued)

credit ratings. The credit quality of the customer is evaluated based on these indicators and would be assigned the same risk rating whether the receivable is a lease, loan or participated from IBM.

The following tables present the amortized cost basis or recorded investment for financing receivables, excluding the Commercial Financing receivables portfolio segment, by credit quality indicator at March 31, 2020 and December 31, 2019, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. Effective January 1, 2020, under the new guidance for credit losses, the company discloses its credit quality by year of origination. Additionally, under the new guidance, the amortized cost is presented on a gross basis, whereas under the prior guidance, the company presented the recorded investment net of allowance for credit losses. The credit quality indicators do not reflect any mitigation actions taken to transfer credit risk to third parties.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At March 31, 2020:	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$1,406	$871	$609	$766	$228	$134
2019	2,182	1,587	919	988	1,485	585
2018	1,136	732	371	342	193	50
2017	709	382	140	183	61	30
2016	289	300	86	55	34	11
2015 and prior	17	17	40	35	19	7
Total	$5,738	$3,888	$2,164	$2,370	$2,020	$817

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2019	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$55	$31	$732	$89	$89	$440	$88	$89
A1 – A3	700	88	124	1,166	178	237	71	271	934
Baa1 – Baa3	949	153	83	1,756	907	107	104	762	500
Ba1 – Ba2	733	206	61	1,461	532	159	49	442	245
Ba3 – B1	196	137	62	444	455	46	43	88	126
B2 – B3	236	45	32	513	228	33	4	18	26
Caa – D	13	5	2	32	15	3	2	0	2
Total	$3,133	$689	$396	$6,105	$2,403	$674	$714	$1,668	$1,921

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the three months ended March 31, 2020 or for the year ended December 31, 2019.

Notes to Consolidated Financial Statements — (continued)

7. Leases:

Accounting for Leases as a Lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

(Dollars in millions)
For the three months ended March 31:	2020	2019
Financing lease revenue	$50	$55
Operating lease revenue	58	78
Variable lease revenue	11	11
Total lease revenue	$119	$144

8. Borrowings:

Short-Term Debt

	Balance	Balance
(Dollars in millions)	3/31/2020	12/31/2019
Commercial paper	$—	$304
Short-term loans	31	49
Secured borrowings	240	280
Debt	$271	$633
Debt payable to IBM	6,210	8,194
Total	$6,480	$8,827

The weighted-average interest rate for commercial paper was 1.6 percent at December 31, 2019. The weighted-average interest rate for short-term loans was 3.2 percent and 5.2 percent at March 31, 2020 and December 31, 2019, respectively. The weighted-average interest rate for secured borrowings was 3.1 percent and 3.6 percent at March 31, 2020 and December 31, 2019, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $240 million at March 31, 2020 and $280 million at December 31, 2019. The weighted-average interest rate for short-term debt payable to IBM was 0.6 percent and 1.6 percent at March 31, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	3/31/2020	12/31/2019
Long-term notes (weighted-average interest rate at March 31, 2020)
2.8%	2020	$1,500	$1,500
2.4%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$5,600	$5,600

Long-term loans (4.3% weighted-average interest rate at March 31, 2020)	2020-2021	93	113
Secured borrowings (4.5% weighted-average interest rate at March 31, 2020)	2020-2025	674	781
Long-term debt		$6,367	$6,495
Less: net unamortized discount		1	1
Less: net unamortized debt issuance costs		4	5
Add: fair value adjustment*		76	28
Debt		$6,438	$6,517
Debt payable to IBM (1.4% weighted-average interest rate at March 31, 2020)		8,517	8,751
Total		$14,956	$15,268
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $674 million at March 31, 2020 and $781 million at December 31, 2019.

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

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at March 31, 2020 are as follows:

	2020					2025 and
(Dollars in millions)	(Q2-Q4)	2021	2022	2023	2024	beyond	Total
Long-term debt	$1,839	$3,133	$603	$786	$5	$0	$6,367
Debt payable to IBM	3,210	2,615	1,761	675	201	56	8,517
Total	$5,049	$5,748	$2,365	$1,461	$205	$56	$14,884

Interest on Debt

The company recognized interest expense of $94 million for the three months ended March 31, 2020, of which $49 million was interest expense on debt payable to IBM. The company recognized interest expense of $150 million for the three months ended March 31, 2019, of which $74 million was interest expense on debt payable to IBM.

Lines of Credit

IBM and the company have a $2.5 billion, 364-Day Credit Agreement and a $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements) with maturity dates of July 16, 2020 and July 20, 2022, respectively.

Notes to Consolidated Financial Statements — (continued)

As of March 31, 2020, the company had no borrowings outstanding against the Credit Agreements.

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

The company is in compliance with its debt covenants, and provides periodic certifications to its lenders. The failure to comply with its debt covenants could constitute an event of default. If certain events of default were to occur, the principal and interest on the debt to which such event of default applied would become immediately due and payable. The Borrowers are also restricted from amending, modifying or terminating the Support Agreement in any manner materially adverse to the lenders. For additional information on the Support Agreement, see note 14, “Relationship with IBM and Related Party Transactions.”

9. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $1.9 billion and $1.8 billion at March 31, 2020 and December 31, 2019, respectively. A portion of these amounts was available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $5.9 billion and $5.4 billion at March 31, 2020 and December 31, 2019, respectively. Effective January 1, 2020, the company adopted the new standard on credit losses, which resulted in the recognition of a related allowance for non-cancellable off-balance sheet commitments. Refer to note 2, “Accounting Changes,” for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at March 31, 2020. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” for additional information.

10. Contingencies:

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended March 31, 2020 were not material to the Consolidated Financial Statements.

In accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of March 31, 2020, there were no such matters.

Notes to Consolidated Financial Statements — (continued)

11. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(156)	$(17)	$(174)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(155)	$(17)	$(173)
(1)	These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. (See note 13, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended March 31, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$3	$3	$6
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$3	$3	$6
(1)	These AOCI components are included in the computation of net periodic pension cost. (See note 13, "Retirement-Related Benefits," for additional information.)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2020	$(12)	$(19)	$(31)
Other comprehensive income before reclassification	(174)	0	(174)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(174)	1	(173)
March 31, 2020	$(186)	$(18)	$(204)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

Notes to Consolidated Financial Statements — (continued)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	6	0	6
Amount reclassified from accumulated other comprehensive income	—	0	0
Total change for the period	6	0	6
March 31, 2019	$(17)	$(10)	$(27)

*    Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

12. Derivative Financial Instruments:

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Balance Sheet and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019, the total derivative asset and liability positions would each have been reduced by $14 million and $18 million, respectively.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At March 31, 2020 and December 31, 2019, the total notional amount of the company's interest rate swap contracts with IBM was $2,550 million at both periods. The weighted average remaining maturity of these instruments at March 31, 2020 and December 31, 2019, was approximately 1.7 years and 2.0 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at March 31, 2020 and December 31, 2019.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At March 31, 2020 and December 31, 2019, the total notional amount of derivative contracts with IBM designated as net investment hedges was $1,027 million and

Notes to Consolidated Financial Statements — (continued)

$1,229 million, respectively. The weighted average remaining maturity of these instruments was 0.2 years at both periods.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives are not designated as hedges for accounting purposes. However, these derivatives represent economic hedges which provide an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Income Statement, and the associated cash flows are included in other investing activities-net, in the Consolidated Statement of Cash Flows.

There were no foreign exchange derivative contracts with third parties outstanding at March 31, 2020 and December 31, 2019.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at March 31, 2020 and December 31, 2019, as well as for the three months ended March 31, 2020 and 2019, respectively.

Cumulative Basis Adjustments for Fair Value Hedges

At March 31, 2020 and December 31, 2019, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

(Dollars in millions)
Line Item in the Consolidated Balance Sheet	At March 31,	At December 31,
in which the Hedged Item is Included:	2020	2019
Debt:
Carrying amount of the hedged item	$(2,623)	$(2,574)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(76)	(28)

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended March 31:	2020	2019	2020	2019
Financing cost	$105	$160	$9	$4
Other (income) and expense	(21)	(18)	—	—

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the three months ended March 31:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$51	$20	$(48)	$(25)

Total		$51	$20	$(48)	$(25)

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
			Consolidated
			Income	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Statement	from AOCI		Effectiveness Testing (3)
For the three months ended March 31:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$67	$(10)	Financing cost	$—	$—	$6	$10

Total	$67	$(10)		$—	$—	$6	$10
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

For the three months ending March 31, 2020 and 2019, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

13. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer, multiple-employer or defined contribution plans, as required by local regulations.

Multiemployer and Defined Contribution Plans:

IBM charges the company for multiemployer and defined contribution costs based on number of employees. The charges are recorded in the company’s operating results in the Consolidated Income Statement. The amounts of (income) or expense attributed to the company by IBM for the three months ended March 31, 2020 and 2019 were not material.

Charges from IBM to the company in relation to these plans (including non-pension, post-retirement benefits) are limited to service costs and defined contribution cost. Contributions to multiemployer and defined contribution plans and any other types of cost are the responsibility of IBM.

Notes to Consolidated Financial Statements — (continued)

Multiple-employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Balance Sheet.

Any gains or losses recorded to AOCI in the three months ended March 31, 2020 and 2019 were not material.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Income Statement. The total costs for multiple-employer plans for the three months ended March 31, 2020 and 2019 were not material.

14. Relationship with IBM and Related Party Transactions:

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter (refer to page 30 of this Form 10-Q). In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

Operating Relationship

The company originates financing with end-user clients, which are primarily IBM customers that elect to finance their acquisition of IBM’s hardware, software, and services.

The company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $51 million in the three months ended March 31, 2020, an increase of $1 million as compared to the same period in 2019. The interest income is included in the Consolidated Income Statement as financing revenue. For additional information, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Within the Commercial Financing segment, the company purchases interests in certain short-term receivables at a discount for which IBM Credit LLC assumes the associated credit risk of IBM’s clients. In the second quarter of 2019, the company suspended the program under which it purchases interests in IBM's trade accounts receivable. As a result, for the three months ended March 31, 2020, finance income earned from these receivables was $4 million, a decrease of $11 million as compared to the same period in 2019.

Notes to Consolidated Financial Statements — (continued)

In certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Balance Sheet as financing receivables from IBM. For the three months ended March 31, 2020, the interest income earned from these receivables was $34 million, a decrease of $10 million as compared to the same period in 2019. Interest income is included in financing revenue in the Consolidated Income Statement. The amount of such financings outstanding was $3,771 million at March 31, 2020 and $3,870 million at December 31, 2019.

The amount of other receivables from IBM of $742 million and $513 million at March 31, 2020 and December 31, 2019, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $736 million at March 31, 2020 and $509 million at December 31, 2019. The investment of excess cash with IBM is presented in other receivables from IBM in the Consolidated Balance Sheet and in the investing section of the Consolidated Statement of Cash Flows. Interest income earned from these investments was $2 million and $8 million in the three months ended March 31, 2020 and 2019, respectively. The interest income is included in financing revenue in the Consolidated Income Statement.

In addition, within Commercial Financing, the company provides financing which includes an interest free period to suppliers, distributors and resellers of IBM products and services, which is funded by IBM. Fee income earned from these arrangements for the three months ended March 31, 2020 was $41 million, a decrease of $7 million as compared to the same period in 2019. These fees are included in financing revenue in the Consolidated Income Statement and are deferred and recognized over the term of the financing arrangement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short-term and long-term funding. These loans are included in the Consolidated Balance Sheet as debt payable to IBM. Interest expense incurred on loans from IBM was $49 million and $74 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense is included in financing cost in the Consolidated Income Statement. For additional information on short-term and long-term funding, see note 8, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $34 million and $48 million in the three months ended March 31, 2020 and 2019, respectively.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. In addition, the company participates in certain multiemployer retirement-related and defined contribution plans that are sponsored by IBM. Amounts charged by IBM to the company related to stock-based compensation, multiemployer retirement-related and defined contribution plans during the periods reported were not material.

Expenses related to the services discussed above are included in selling, general and administrative expense in the Consolidated Income Statement. These expenses may not be indicative of the expenses that IBM Credit will incur in the future, or would have incurred if the company had obtained these services from a third party.

The outstanding amount of accounts payable to IBM of $813 million at March 31, 2020, and $336 million at December 31, 2019, primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. These sales are recorded net in other (income) and expense in the Consolidated Income Statement.

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

In the first quarter of 2020, the company reported a benefit from income taxes of $13 million and an effective tax rate of negative 10.1 percent, compared to a provision of $150 million and an effective tax rate of 77.5 percent in the first quarter of 2019. The year-to-year change in the effective tax rate was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to an additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Financial Results Summary - Three Months Ended March 31:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2020	2019	Change
Revenue	$337	$482	(30.2)%
Net margin	$201	$277	(27.6)%
Net margin percentage	59.6%	57.4%	2.2	pts.
Total expense and other (income)	$72	$83	(13.7)%
Income before income taxes	$128	$193	(33.6)%
Provision for/(benefit from) income taxes	$(13)	$150	NM
Net income	$141	$43	225.7%
Net income margin	42.0%	9.0%	33.0	pts.

NM - Not Meaningful

			Yr.-to-Date
	At March 31,	At December 31,	Percent
(Dollars in millions)	2020	2019	Change
Assets	$25,700	$28,412	(9.5)%
Liabilities	$23,255	$25,726	(9.6)%
Member’s interest	$2,445	$2,686	(9.0)%

Debt-to-Equity

	At March 31,		At December 31,
	2020		2019
Debt-to-equity ratio*	8.8	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
For the three months ended March 31:	2020	2019
Net income	$141	$43
Annualized net income	566	174
Average equity (1)	$2,565	$3,292
Return on equity (2)	22.1%	5.3%
(1)	Average of the ending Member’s interest for the last two quarters.
(2)	The company’s return on equity is calculated by dividing annualized net income by the average ending balance of member’s interest for the last two quarters, for the reporting periods presented.

Financial Performance Summary — Three Months Ended March 31:

In the first quarter of 2020, the company delivered revenue of $337 million and net income of $141 million compared to revenue of $482 million and net income of $43 million in the same period of 2019.

Management Discussion – (continued)

Total revenue decreased $146 million, or 30.2 percent, in the first quarter of 2020 as compared to the same period in 2019, driven by a decrease in financing revenue of $126 million, or 31.1 percent, and by a decline in operating lease revenue of $20 million, or 25.6 percent. The decrease in financing revenue primarily reflects the wind down of the OEM IT Commercial Financing operations. The decline in operating lease revenue was due to a lower average asset balance when compared to the prior year.

In the first quarter of 2020, net margin, which is calculated as revenue minus financing costs and depreciation of equipment under operating lease, was $201 million, a decrease of $76 million, or 27.6 percent, when compared to the same period in 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense when compared to the same period in the prior year. The decrease in financing cost was due to lower average asset balances and interest rates. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 59.6 percent in the first quarter of 2020 increased 2.2 points as compared to the same period in 2019.

Total expense and other (income) of $72 million in the first quarter of 2020 decreased $11 million, or 13.7 percent, compared to the same period in 2019.

Pre-tax income of $128 million in the first quarter of 2020 decreased 33.6 percent as compared to the first quarter of 2019. The pre-tax income margin in the first quarter of 2020 of 38.2 percent decreased on a year-to-year basis by 1.9 points.

The effective tax rate was negative 10.1 percent in the first quarter of 2020, compared to 77.5 percent in the first quarter of 2019. The year-to-year change in the effective tax rate was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to an additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

Net income of $141 million increased $98 million in the first quarter of 2020 as compared to the same period in 2019. Return on equity was 22.1 percent in the first quarter of 2020, an increase of 16.8 points when compared to the prior-year period.

The company generated $84 million in cash flow from operating activities in the first quarter of 2020, a decrease of $3 million when compared to the first quarter of 2019. Net cash provided by investing activities of $2,356 million in the first quarter of 2020 increased $784 million when compared to the prior-year period. Net cash used for financing activities of $2,505 million in the first quarter of 2020, increased $595 million when compared to the first quarter of 2019.

Management Discussion – (continued)

First Quarter in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the first quarter of 2020 versus the first quarter of 2019. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2020	2019	Change
Client Financing
Revenue	$279	$322	(13.4)%
Net margin	156	170	(8.3)%
Net margin percentage	55.8%	52.7%	3.1	pts.
Pre-tax income	$95	$117	(18.4)%
Pre-tax margin	34.2%	36.3%	(2.1)	pts.
Commercial Financing
Revenue	$58	$160	(63.9)%
Net margin	45	107	(58.1)%
Net margin percentage	77.9%	67.0%	10.9	pts.
Pre-tax income	$33	$76	(56.8)%
Pre-tax margin	57.1%	47.7%	9.4	pts.
Total Segments
Revenue	$337	$482	(30.2)%
Net margin	201	277	(27.6)%
Net margin percentage	59.6%	57.4%	2.2	pts.
Pre-tax income	$128	$193	(33.6)%
Pre-tax margin	38.2%	40.1%	(1.9)	pts.

Client Financing

Client Financing revenue of $279 million in the first quarter of 2020 decreased $43 million, or 13.4 percent, as compared to the same period in 2019. The decrease was driven by declines in financing revenue and operating lease revenue of $23 million and $20 million, respectively. The decrease in financing revenue was driven by lower yields and average asset balance, and the decrease in operating lease revenue was driven by a lower average asset balance in the current-year period. Yields from any category of assets are the company’s rate of return on these assets and are calculated by dividing income from these assets by the average assets during the period.

Net margin decreased $14 million, or 8.3 percent, as compared to the prior-year period. The decrease was primarily driven by the decline in revenue, partially offset by year-to-year decreases in interest expense and depreciation expense of $15 million and $14 million, respectively.

Pre-tax income in the first quarter of 2020 decreased $21 million, or 18.4 percent, as compared to the same period in 2019. The decrease was driven by higher provisions for credit losses of $19 million and the decline in net margin of $14 million, partially offset by lower SG&A expenses of $7 million and an increase in profit from sales of equipment upon lease termination of $6 million when compared to the prior-year period. The increase in provisions for credit losses was driven by higher unallocated reserves in EMEA in the current-year period. For additional information on provisions for credit losses, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Management Discussion – (continued)

Commercial Financing

Commercial Financing revenue of $58 million in the first quarter of 2020 decreased $102 million, or 63.9 percent, when compared to the same period in 2019.

Net margin in the first quarter of 2020 decreased $62 million, or 58.1 percent, when compared to the same period in 2019, with the decline in revenue partially offset by lower interest expense of $40 million. The decline in revenue and lower interest expense primarily reflects the wind down of the OEM IT Commercial Financing operations.

Pre-tax income in the first quarter of 2020 decreased $43 million, or 56.8 percent, as compared to the same period in 2019, driven by the decrease in net margin and the prior-year divestiture gain of $16 million, partially offset by lower SG&A expenses of $23 million, which was in line with the segment’s performance. For additional information on the divestiture, see note 4, “Divestiture,” to the Consolidated Financial Statements.

Geographic Revenue

The following table provides revenue performance by geography:

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2020	2019	Change
Revenue	$337	$482	(30.2)%
Geographies
Americas	$206	$281	(26.7)%
Europe/Middle East/Africa (EMEA)	75	127	(40.9)
Asia Pacific	56	74	(25.0)

Americas revenue of $206 million decreased $75 million, or 26.7 percent, in the first quarter of 2020 as compared to the same period in 2019, primarily driven by declines in financing revenue of $71 million.

EMEA revenue of $75 million decreased $52 million, or 40.9 percent, in the first quarter of 2020 as compared to the same period in 2019, driven by declines in financing revenue of $44 million, as well as declines in operating lease revenue of $8 million.

Asia Pacific revenue of $56 million decreased $19 million, or 25.0 percent, in the first quarter of 2020 when compared to the same period in 2019, driven by declines in financing revenue of $11 million, as well as declines in operating lease revenue of $8 million.

The decline in financing revenue across all geographies primarily reflects the wind down of the OEM IT Commercial Financing operations.

Management Discussion – (continued)

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended March 31:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$74	$97	(24.0)%
Provisions for credit losses	19	4	367.5
Other (income) and expense	(21)	(18)	15.1
Total expense and other (income)	$72	$83	(13.7)%
Total expense-to-revenue ratio	21.4%	17.3%	4.1	pts.

Total expense and other (income) of $72 million decreased $11 million, or 13.7 percent, in the first quarter of 2020 as compared to the same period in 2019. For additional information regarding total expense and other (income), see the following analyses by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$36	$46	(21.7)%
Contracted services	4	3	5.0
Functional support services and other related party expenses	34	48	(28.3)
Total selling, general and administrative expense	$74	$97	(24.0)%

SG&A expense decreased $23 million, or 24.0 percent, in the first quarter of 2020 as compared to the first quarter of 2019. Functional support services and other SG&A decreased $13 million and $10 million, respectively, when compared to the prior-year period, in line with the wind down of the OEM IT Commercial Financing operations. For additional information on functional support services, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $15 million in the first quarter of 2020 when compared to the first quarter of 2019, driven by higher unallocated reserves in EMEA in the current-year period. For additional information on provisions for credit losses, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Management Discussion – (continued)

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(10)	$1	NM
(Gains)/losses on derivative instruments	—	—	NM
(Gains)/losses on sale of equipment upon lease termination	(14)	(7)	88.3%
Other expense and (income)	3	(11)	NM
Total other (income) and expense	$(21)	$(18)	15.1%

NM - Not Meaningful

Other (income) and expense was $21 million of income in the first quarter of 2020, an increase of $3 million when compared to the same period of 2019. The year-to-year improvement was driven by higher foreign currency transaction gains of $11 million and higher gains from sales of equipment returned from lease of $6 million, partially offset by the prior-year gain of $16 million from divested commercial financing capabilities. For additional information on the divestiture, see note 4, “Divestiture,” to the Consolidated Financial Statements.

Taxes

For the three months ended March 31, 2020, the company recorded a benefit for income taxes of $13 million and an effective tax rate of negative 10.1 percent compared to a provision of $150 million and an effective tax rate of 77.5 percent for the three months ended March 31, 2019. The year-to-year change in the effective tax rate was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to an additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

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

The amount of unrecognized tax benefits at March 31, 2020 of $10 million remained unchanged when compared to December 31, 2019.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported for the first quarter of 2020 would have been $6 million higher as compared to $13 million higher for the period ended March 31, 2019, due to a difference in the calculation of the “Global Intangible Low-Taxed Income” provision. For additional information, see note 1, “Basis of Presentation.”

Management Discussion – (continued)

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of sales-type leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include purchased interests in certain of IBM’s short-term receivables and IBM receivables that have been participated to IBM Credit. Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note 14, “Relationship with IBM and Related Party Transactions.”

Total assets of $25,700 million at March 31, 2020 declined $2,712 million (including a decrease of $621 million from currency) as compared to year-end 2019, primarily driven by:

●	A decline in total financing receivables of $2,927 million (including a decrease of $481 million from currency), primarily driven by a decline in Commercial Financing receivables of $1,391 million and a decline in Client Financing receivables of $1,336 million. These declines are seasonal, resulting from collections of higher year-end balances.

At March 31, 2020, substantially all Client Financing and Commercial Financing assets were IT related, and approximately 59 percent of the company’s total asset portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers, an increase of 3 points year to year. This investment grade percentage is based on the credit ratings of the companies in the portfolio.

The company has a long-standing practice of taking mitigating actions, in certain circumstances, to transfer credit risk to third parties, including credit insurance, financial guarantees, non-recourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

Total liabilities of $23,255 million at March 31, 2020 decreased $2,470 million (including a decrease of $437 million from currency), as compared to year-end 2019, primarily driven by:

●	A decrease in total debt of $2,659 million (including a decrease of $315 million from currency), including a decrease in debt payable to IBM of $2,218 million and a decrease in debt with third parties of $441 million. The decline in the first quarter of 2020 was driven by lower funding requirements associated with financing receivables.

Total member’s interest of $2,445 million at March 31, 2020 decreased $241 million as compared to year-end 2019, primarily driven by:

●	Foreign currency translation loss of $174 million,
●	A cash distribution to IBM of $169 million, and
●	Adoption of the new guidance for credit losses of $41 million; partially offset by
●	Net income for the first three months of 2020 of $141 million.

Originations of Financing Receivables and Operating Leases

Originations are management’s estimate of the gross additions for Client Financing and Commercial Financing assets. There are no industry standards or requirements governing the reporting of financing asset originations. The company believes that the estimated values of financing asset originations disclosed in the table below provide insight into the

Management Discussion – (continued)

potential future cash flows and earnings of the company. This insight is used by management as a tool to monitor business performance and is viewed as useful decision-making information for users of the financial statements.

The Client Financing origination values presented below include participations and exclude the company’s loans to IBM’s Global Technology Services segment, which are executed under a loan facility and are not considered originations.

Originations

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended March 31:	2020	2019	Change
Client Financing	$3,101	$3,018	2.8%
Commercial Financing	3,234	17,391	(81.4)%
Total originations	$6,335	$20,409	(69.0)%

In the first quarter of 2020, the company originated $3,101 million of Client Financing receivables as compared to $3,018 million in the first quarter of 2019, mainly driven by stronger lease volumes in the current year due to client migration to the IBM z15 mainframe.

In the first quarter of 2020, the company originated $3,234 million of Commercial Financing receivables as compared to $17,391 million in the first quarter of 2019, which primarily reflects the wind down of the OEM IT Commercial Financing operations.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Client Financing	2020	2019	Change
Financing receivables, net	$12,641	$13,978	(9.6)%
Equipment under operating leases, net	177	212	(16.3)
Financing receivables from IBM	3,771	3,870	(2.6)
Receivables participated from IBM, net	4,186	4,303	(2.7)
Total assets	$20,775	$22,362	(7.1)%

			Yr.-to-Date
(Dollars in millions)	At March 31,	At December 31,	Percent
Commercial Financing	2020	2019	Change
Financing receivables, net	$1,996	$3,387	(41.1)%
Receivables purchased from IBM, net	72	56	28.4
Total assets	$2,068	$3,443	(39.9)%

The decreases in Client Financing and Commercial Financing assets of $1,587 million and $1,375 million, respectively, at March 31, 2020 as compared to December 31, 2019 were primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The company’s receivables portfolio at March 31, 2020 represented the following industry profile: Financial (35 percent), Manufacturing (16 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (6 percent).

The company’s receivables portfolio at December 31, 2019 represented the following industry profile: Financial (36 percent), Manufacturing (15 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (5 percent).

Management Discussion – (continued)

The assets of the company were financed with $21,436 million of total debt at March 31, 2020, as compared to $24,095 million at December 31, 2019.

Financing Receivables and Allowances

The following table presents financing receivables excluding miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectable and without third party risk.

	At March 31,	At December 31,
(Dollars in millions)	2020	2019
Amortized cost/Recorded investment (1)(2)	$19,074	$21,301
Specific allowance for credit losses	100	114
Unallocated allowance for credit losses	79	42
Total allowance for credit losses	179	155
Net financing receivables	$18,896	$21,145
Allowance for credit losses coverage	0.9%	0.7%
(1)	Prior to the January 1, 2020 adoption of the guidance on credit losses, presentation was recorded investment, subsequent to adoption presentation is amortized cost.
(2)	The amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value), adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. Recorded investment excluded residual value.

The percentage of financing receivables reserved increased from 0.7 percent at December 31, 2019, to 0.9 percent at March 31, 2020. The increase in unallocated reserves was impacted by the adoption of the guidance on credit losses in the current year. Specific reserves decreased 12.0 percent from $114 million at December 31, 2019, to $100 million at March 31, 2020, primarily driven by write-offs of receivables previously reserved and foreign currency translation.

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2020 *	Additions / (Releases) **	Write-offs ***	Other +	March 31, 2020
$193	$14	$(16)	$(13)	$179
*	Opening balance does not equal the allowance at December 31, 2019 due to the adoption of the guidance for the allowance for credit losses. Refer to note 2, “Accounting Changes,” for additional information.

**Additions for Allowance for Credit Losses are charged to expense.

***	Refer to note A, “Significant Accounting Policies,” in the company’s 2019 form 10-K for additional information regarding allowance for credit loss write-offs.
+	Primarily represents translation adjustments.

Expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $19 million for the three months ended March 31, 2020 as compared to an addition of $4 million for the same period in 2019. The increase was driven by higher unallocated reserves in EMEA in the current-year period.

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

Management Discussion – (continued)

technology. In the event this migration results in an early lease termination, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value.

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases, as well as operating leases at March 31, 2020 and December 31, 2019. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at March 31, 2020 and December 31, 2019, is expected to be returned to the company.

Unguaranteed Residual Value

	At	At	Estimated Run Out of March 31, 2020 Balance
	December 31,	March 31,				2023 and
(Dollars in millions)	2019	2020	2020	2021	2022	Beyond
Sales-type and direct financing leases	$531	$502	$68	$124	$169	$141
Operating leases	84	72	43	22	4	3
Total unguaranteed residual value	$615	$574	$111	$146	$173	$143
Related original amount financed	$9,048	$8,400
Percentage	6.8%	6.8%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short- and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of March 31, 2020 was primarily comprised of loans from IBM.

The company’s debt-to-equity ratio was 8.8 to 1 at March 31, 2020, as compared to 9.0 to 1 at December 31, 2019 and 9.1 to 1 at March 31, 2019. Refer to page 42 regarding the company’s debt-to-equity ratio.

In the first quarter of 2020, the company made a cash distribution to IBM of $169 million. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of March 31, 2020, there was no commercial paper outstanding.

The company has a $2.5 billion 364-day Credit Agreement and a $2.5 billion Three-Year Credit Agreement with maturity dates of July 16, 2020 and July 20, 2022, respectively. As of March 31, 2020, the company has no borrowings outstanding against these Credit Agreements.

The major rating agencies’ ratings on the company’s debt securities at March 31, 2020 appear in the following table and remain unchanged from December 31, 2019.

	STANDARD	MOODY’S
	AND	INVESTORS
	POOR’S	SERVICE
Long-term debt	A	A2
Commercial paper	A-1	Prime-1

IBM and IBM Credit LLC remain committed to a target leverage profile consistent with a mid to high single A credit rating within a couple of years.

Management Discussion – (continued)

IBM Credit will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

In July 2017, the UK's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The use of LIBOR is primarily within the company's Commercial Financing segment where agreements are short term in nature and generally range from 30 to 90 days. It is still uncertain when the transition from LIBOR to another reference rate will occur or whether SOFR will become the accepted market alternative to LIBOR. The company continues to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including risk management, internal operational readiness and monitoring the FASB standard-setting process for additional updates to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate.

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies,” and note D, “Financial Instruments,” to the Consolidated Financial Statements in the company’s 2019 Form 10-K filed with the SEC on February 28, 2020.

Cash Flow and Liquidity Trends

(Dollars in millions)
For the three months ended March 31:	2020	2019
Net cash provided by operating activities	$84	$88
Net cash provided by investing activities	2,356	1,572
Net cash used in financing activities	(2,505)	(1,910)

At March 31:	2020	2019
Cash and cash equivalents	$1,601	$1,573
Cash invested with IBM, available on-demand (1)	736	282
Committed credit facilities (2)	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. For additional information, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and amended on July 18, 2019.

Net cash provided by operating activities in the first three months of 2020 decreased by $3 million as compared to the first three months of 2019, primarily driven by higher net cash payments to IBM for taxes payable; partially offset by higher net income.

Net cash provided by investing activities in the first three months of 2020 increased by $784 million as compared to the first three months of 2019 driven by the following factors:

●	Financing receivables were a net source of cash of $2,537 million in the first three months of 2020, in comparison to a net use of cash of $150 million in the same period of 2019. The year-to-year change of $2,687

Management Discussion – (continued)

million was primarily driven by lower settlements of client and commercial financing asset originations to IBM, which beginning in the second half of 2019, were largely settled in the same period, partially offset by
●	A decrease in cash provided by other receivables with IBM of $2,042 million driven by a use of cash of $304 million in the first quarter 2020, as compared to a source of cash of $1,738 million in the first quarter of 2019. The decline reflects a reduction to the levels of cash invested with IBM in the prior year.

Net cash used in financing activities in the first three months of 2020 increased by $595 million as compared to the first three months of 2019 driven by the following factors:

●	An increase in net cash used in debt transactions of $796 million due to lower funding requirements associated with financing receivables; partially offset by
●	A decrease in net cash distributions to IBM of $201 million.

Debt

	At March 31,	At December 31,
(Dollars in millions)	2020	2019
Short-term debt
Debt	$271	$633
Debt payable to IBM	6,210	8,194
Total short-term debt	$6,480	$8,827

Long-term debt
Debt	$6,438	$6,517
Debt payable to IBM	8,517	8,751
Total long-term debt	$14,956	$15,268
Total debt	$21,436	$24,095

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM. The decrease in total debt during the first three months of 2020 was primarily due to lower funding requirements associated with financing receivables.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $914 million at March 31, 2020 and $1,062 million at December 31, 2019.

For additional information on the company’s debt and debt payable to IBM, see note 8, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 12, “Derivative Financial Instruments.”

Interest on Debt

The company recognized interest expense of $94 million in the three months ended March 31, 2020, of which $49 million was interest expense on debt payable to IBM. The company recognized interest expense of $150 million in the three months ended March 31, 2019, of which $74 million was interest expense on debt payable to IBM.

Management Discussion – (continued)

The decrease in interest expense in the first three months of 2020 versus the same period in 2019 was driven by lower average debt balances and a decrease in interest rates on both internal and external borrowings. Interest expense is presented in cost of financing in the Consolidated Income Statement.

For additional information on interest expense, see note 8, “Borrowings,” to the Consolidated Financial Statements.

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At March 31,		At December 31,
	2020		2019
Debt-to-equity ratio*	8.8	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 8.8 to 1 at March 31, 2020, as compared to the debt-to-equity ratio of 9.0 to 1 at December 31, 2019. Total member’s interest of $2,445 million declined by $241 million, or 9.0 percent, while debt of $21,436 million decreased $2,659 million, or 11.0 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IBM Global Financing’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short- and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2020, the company made distributions to IBM of $169 million. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

In 2019, the company wound down the OEM IT portion of its Commercial Financing operations. The company will continue to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates. IBM Credit has historically been able to manage residual value risk both through insight into IBM’s product cycles and monitoring of OEM IT product announcements. Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and net margin. Interest rates directly impact the company by increasing or decreasing the financing revenue and associated borrowing costs. The company’s interest rate risk management policy, combined with its pricing strategy, should mitigate margin erosion due to changes in interest rates.

Management Discussion – (continued)

On March 11, 2020, the World Health Organization (WHO) declared the novel coronavirus (COVID-19) a global pandemic. This resulted in significant governmental measures being initiated around the globe, including travel bans and border closings, shelter-in-place orders, closures of non-essential businesses and social distancing requirements in efforts to slow down and control the spread of the virus.

The health of the company’s employees, clients, business partners and community remain its primary focus. The company is actively engaged to ensure its preparedness plans and response activities are aligned with recommendations of the WHO, the U.S. Centers for Disease Control and Prevention and governmental regulations.

The COVID-19 pandemic is an unprecedented, global challenge and it has placed every company in uncharted waters. The long-term economic effects of the pandemic remain unknown.

The current environment and macroeconomic uncertainty could impact the credit quality of the company’s receivables portfolio and the level of provision for credit losses. IBM Credit has applied, and will continue to apply its rigorous credit policies, particularly in industries and countries disrupted by COVID-19 as it relates to the origination of new business and the evaluation of the existing portfolio. The company will continue to take risk mitigation actions when necessary. While neither IBM nor IBM Credit are immune to business disruption, the client profile and annuity base provide some level of stability, not only in revenue, but also in profit and cash, as the company manages through these challenging times. The balance sheet remains strong with solid liquidity and access to the short-term and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. See note 14, “Relationship with IBM and Related Party Transactions,” for details on material arrangements between IBM Credit and IBM regarding support, operating, borrowing, licensing, service and other relationships.

For the period ended March 31, 2020, the company assessed certain accounting-related matters that generally require consideration of current information reasonably available and forecasted financial data in the context of unknown future impacts to IBM as a result of the COVID-19 pandemic. The accounting matters assessed included but were not limited to, the allowances for credit losses, net investments in sales-type or direct financing leases and any significant lease modifications. These assessments did not result in any material impacts to the consolidated financial results as of and for the quarter ended March 31, 2020. IBM Credit will continue to assess these matters in future periods. While the company’s geographically diverse client base, product and client knowledge, and strategy to substantially match-fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, there can be no assurance that impacts will not be material to the consolidated financial results in future periods given the inherent uncertainty as it relates to the magnitude and/or duration of the pandemic.

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: the company’s financial condition being in large part dependent upon IBM; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10-K filed on February 28, 2020 with the SEC or in materials incorporated therein or herein by reference. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.

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

Refer to note 10, “Contingencies,” on page 22 of this Form 10-Q.

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

IBM CREDIT LLC
(Registrant)

Date:	May 1, 2020

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance