Form 10-Q
period 2020-06-30
IBM CREDIT LLC
filed 2020-07-30
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2020

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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue
Financing revenue	$225	$339	$503	$743
Operating lease revenue	54	70	112	149
Total revenue	$279	$410	$615	$892
Financing cost (related party cost for the three and six months: $35 and $84 in 2020, $58 and $131 in 2019)	$73	$137	$178	$297
Depreciation of equipment under operating lease	28	43	59	88
Net margin	$177	$230	$378	$507
Expense and other (income)
Selling, general and administrative	$77	$97	$151	$194
Provision for/(benefit from) credit losses	27	(8)	45	(4)
Other (income) and expense	(31)	5	(51)	(13)
Total expense and other (income)	$74	$94	$145	$178
Income before income taxes	$104	$136	$232	$330
Provision for income taxes	15	23	2	173
Net income	$89	$113	$231	$156

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$89	$113	$231	$156
Other comprehensive income/(loss), before tax:
Foreign currency translation	36	16	(120)	20
Retirement-related benefit plans (1)	1	0	2	0
Other comprehensive income/(loss), before tax	37	17	(118)	20
Income tax (expense)/benefit related to items of other comprehensive income	14	2	(3)	5
Other comprehensive income/(loss), net of tax	$52	$19	$(121)	$25
Total comprehensive income/(loss)	$141	$132	$109	$181
(1)	Amounts presented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	At June 30,	At December 31,
(Dollars in millions)	2020	2019
Assets:
Cash and cash equivalents	$1,717	$1,687
Financing receivables	14,084	17,365
(net of allowances of $182 in 2020 and $148 in 2019)
Equipment under operating leases	154	212
(net of accumulated depreciation of $216 in 2020 and $238 in 2019)
Financing receivables from IBM	3,735	3,870
Receivables purchased/participated from IBM	4,362	4,359
(net of allowances of $22 in 2020 and $8 in 2019)
Other receivables from IBM	792	513
Other assets	544	406
Total assets	$25,389	$28,412

Liabilities:
Accounts payable	$404	$434
Accounts payable to IBM	931	336
Debt	6,557	7,150
Debt payable to IBM	14,308	16,945
Taxes	600	637
Other liabilities	245	224
Total liabilities	$23,046	$25,726
Member’s interest:
Member's interest	2,496	2,601
Retained earnings	—	116
Accumulated other comprehensive income/(loss)	(153)	(31)
Total member's interest	$2,343	$2,686
Total liabilities and member’s interest	$25,389	$28,412

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income	$231	$156
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) credit losses	45	(4)
Depreciation	59	88
Deferred taxes	(49)	27
Net (gain)/loss on asset sales and other	(55)	(44)
Change in operating assets and liabilities:
Other assets/other liabilities	(117)	(198)
Net cash provided by operating activities	$115	$26

Cash flows from investing activities:
Originations of financing receivables	$(5,914)	$(6,872)
Collection of financing receivables	7,202	7,446
Proceeds from sales of financing receivables	715	—
Short-term financing receivables - net (1)	1,575	4,884
Purchase of equipment under operating leases	(23)	(29)
Proceeds from disposition of equipment under operating lease	38	32
Other receivables from IBM - net	(296)	1,697
Other investing activities - net	42	39
Net cash provided by investing activities	$3,339	$7,197

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$3,801	$5,858
Principal payments on debt from IBM	(4,534)	(5,903)
Proceeds from issuance of debt	419	500
Principal payments on debt	(674)	(431)
Short-term borrowings from/(repayments to) IBM - net (1)	(1,723)	(4,914)
Short-term borrowings/(repayments) - net (1)	(293)	(1,486)
Distributions to IBM	(411)	(942)
Net cash used in financing activities	$(3,415)	$(7,318)

Effect of exchange rate changes on cash and cash equivalents	$(9)	$0
Net change in cash and cash equivalents	$30	$(96)

Cash and cash equivalents at January 1	1,687	1,828
Cash and cash equivalents at June 30	$1,717	$1,732
(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, April 1, 2020	$2,601	$48	$(204)	$2,445
Net income plus other comprehensive income/(loss):
Net income		89		89
Other comprehensive income/(loss), net of tax			52	52
Total comprehensive income/(loss)				$141
Contributions from IBM	—			—
Distributions to IBM	(105)	(137)		(242)
Member’s Interest, June 30, 2020	$2,496	$—	$(153)	$2,343

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, April 1, 2019	$3,191	$—	$(27)	$3,164
Net income plus other comprehensive income/(loss):
Net income		113		113
Other comprehensive income/(loss), net of tax			19	19
Total comprehensive income/(loss)				$132
Contributions from IBM	—			—
Distributions to IBM	(459)	(113)		(572)
Member’s Interest, June 30, 2019	$2,733	$—	$(8)	$2,724

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST – (CONTINUED)

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2020	$2,601	$116	$(31)	$2,686
Cumulative effect of change in accounting principle (1)		(41)		(41)
Net income plus other comprehensive income/(loss):
Net income		231		231
Other comprehensive income/(loss), net of tax			(121)	(121)
Total comprehensive income/(loss)				$109
Contributions from IBM	—			—
Distributions to IBM	(105)	(306)		(411)
Member’s Interest, June 30, 2020	$2,496	$—	$(153)	$2,343

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

Effective Date and Adoption Considerations–The guidance was effective January 1, 2020, with one-year early adoption permitted. The company adopted the guidance as of the effective date using the transition methodology whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements.

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

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services, as well as Original Equipment Manufacturer (OEM) IT hardware, software and services, to meet their total solution requirements. In addition, the company provides loans to IBM,

Notes to Consolidated Financial Statements — (continued)

primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. The segment’s performance reflects the wind down of OEM IT Commercial Financing operations which began in the second quarter of 2019.

The segment’s pre-tax income includes an allocation of interest expense and selling, general and administrative (SG&A) expense by the company to each of its operating segments. Interest expense is allocated based on the average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

IBM Credit and its consolidated subsidiaries are reported by the company’s parent, IBM, as part of IBM’s Global Financing segment, which also includes IBM’s remanufacturing and remarketing business.

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended June 30, 2020:
Total revenue	$244	$35	$279
Pre-tax income	86	18	104
Depreciation of equipment under operating lease	28	—	28
Interest expense	63	9	72
Provision for/(benefit from) credit losses	27	(1)	27

For the three months ended June 30, 2019:
Total revenue	$292	$118	$410
Pre-tax income	96	40	136
Depreciation of equipment under operating lease	43	—	43
Interest expense	96	39	135
Provision for/(benefit from) credit losses	(5)	(3)	(8)

(Amounts may not add due to rounding.)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the six months ended June 30, 2020:
Total revenue	$522	$93	$615
Pre-tax income	182	50	232
Depreciation of equipment under operating lease	59	—	59
Interest expense	145	21	166
Provision for/(benefit from) credit losses	45	0	45

For the six months ended June 30, 2019:
Total revenue	$614	$278	$892
Pre-tax income	213	116	330
Depreciation of equipment under operating lease	88	—	88
Interest expense	193	92	285
Provision for/(benefit from) credit losses	(6)	2	(4)

(Amounts may not add due to rounding.)

Notes to Consolidated Financial Statements — (continued)

4. Divestiture:

In the first quarter of 2019, IBM sold certain commercial financing capabilities and assigned a number of its commercial financing contracts, excluding related receivables which were collected as they became due in the normal course of business, to a third party and recorded a pre-tax gain of $16 million.

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

The determination of fair value considers various factors, including interest rate yield curves and time value underlying the financial instruments. For derivatives and debt securities, the company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

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

The company holds investments in time deposits and certificates of deposit that are designated as available-for-sale. The primary objective of the company’s cash and debt investment portfolio is to maintain principal by investing in very liquid and highly rated investment grade securities.

Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. Effective January 1, 2020 with the adoption of the new standard on credit losses, if the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. There were no impairments for credit losses or non-credit impairments for the three and six months ended

Notes to Consolidated Financial Statements — (continued)

June 30, 2020. Prior to the adoption of the new standard, available-for-sale securities were measured for impairment using an other-than-temporary impairment model. No impairment was recorded for the three and six months ended June 30, 2019.

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

	Fair Value
	Hierarchy	At June 30, 2020			At December 31, 2019
(Dollars in millions)	Level	Assets	Liabilities		Assets	Liabilities
Cash equivalents (1)
Time deposits and certificates of deposit (2)	2	$666	$	N/A	$788	$	N/A
Money market funds	1	—		N/A	5		N/A
Total cash equivalents		$666	$	N/A	$793	$	N/A
Derivatives designated as hedging instruments (3)
Interest rate contracts with IBM	2	99		—	45		—
Foreign exchange contracts with IBM	2	0		26	—		18
Total		$765		$26	$838		$18
(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Available-for-sale securities with an amortized cost basis that approximates fair value.
(3)	Included within other assets and other liabilities in the Consolidated Balance Sheet.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At June 30, 2020 and December 31, 2019, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $14,682 million and $15,268 million, and the estimated fair value was $14,843 million and $15,409 million at June 30, 2020 and December 31, 2019, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

6. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables primarily consist of client loan and installment payment receivables (loans), investment in sales-type and direct financing leases and Commercial Financing receivables. Loans are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Investment in sales-type and direct financing leases relate principally to the company’s

Notes to Consolidated Financial Statements — (continued)

Systems products and are for terms ranging generally from two to six years. Commercial Financing receivables relate primarily to working capital financing for dealers and remarketers of IBM products. Payment terms for working capital financing generally range from 30 to 90 days.

The company purchases interests in certain of IBM’s short-term receivables. These receivables are included within the Commercial Financing segment. The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Loans, investment in sales-type and direct financing leases, and participated receivables from IBM are collectively referred to as Client Financing receivables and are included within the Client Financing segment.

Effective January 1, 2020, the company adopted the new accounting standard related to credit losses, using the transition methodology whereby prior comparative periods were not retrospectively presented in the Consolidated Financial Statements. Refer to note 2, “Accounting Changes,” for additional information. Under this new guidance, the amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value) adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. The allowance for credit losses represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. Prior to the effective date, financing receivables were measured at recorded investment, which does not include residual value. As a result, all prior periods are presented at recorded investment, while current period information is presented at amortized cost. Additionally, current period information reflects updates to the portfolio segments, and other presentation changes within the following tables, as a result of the adoption of this new guidance.

A summary of the components of the company’s financing receivables and receivables purchased/participated from IBM is presented as follows:

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At June 30, 2020:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$8,603	$3,661	$2,031	$14,296
Unearned income	(317)	(281)	(3)	(601)
Deferred initial direct costs	63	25	—	88
Residual value*	—	483	—	483
Amortized cost	$8,349	$3,888	$2,029	$14,266
Allowance for credit losses	(101)	(72)	(9)	(182)
Total financing receivables, net	$8,248	$3,816	$2,020	$14,084

* Includes guaranteed and unguaranteed residual value

Notes to Consolidated Financial Statements — (continued)

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At December 31, 2019:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$9,566	$4,626	$3,400	$17,592
Unearned income	(373)	(384)	(4)	(761)
Deferred initial direct costs	71	32	—	103
Recorded investment	$9,264	$4,274	$3,396	$16,934
Allowance for credit losses	(82)	(56)	(9)	(148)
Unguaranteed residual value	—	531	—	531
Guaranteed residual value	—	47	—	47
Total financing receivables, net	$9,181	$4,796	$3,387	$17,365

	At June 30,	At December 31,
(Dollars in millions)	2020	2019
Short-term purchased receivables from IBM	$50	$56
Allowance for credit losses	0	0
Total short-term purchased receivables from IBM, net	$50	$56

Long-term participated receivables from IBM	$4,333	$4,310
Allowance for credit losses	(21)	(7)
Total long-term participated receivables from IBM, net	$4,312	$4,303

Total receivables purchased/participated from IBM, net	$4,362	$4,359

The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

Financing receivables pledged as collateral for borrowings were $758 million and $1,062 million at June 30, 2020 and December 31, 2019, respectively.

In the second quarter of 2020, the company sold $711 million of Client Financing receivables, consisting of lease and loan receivables of $417 million and $294 million, respectively, approximately half of which were scheduled to be due within the next 12 months. The transfer of these receivables qualified as true sales and therefore reduced financing receivables and resulted in a benefit to cash flows from investing activities of $715 million. The impact to the Consolidated Income Statement, including fees and net gain associated with the transfer of these receivables was not material.

The company did not have any financing receivables held for sale at June 30, 2020 and December 31, 2019.

Allowance for Credit Losses

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

Notes to Consolidated Financial Statements — (continued)

Collectively Evaluated Receivables

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

Macroeconomic variables attributed to the expected credit losses for Client Financing receivables may vary by class of financing receivables based on historical experiences, portfolio composition, and current environment. In addition to a qualitative review of credit risk factors across the portfolio, the company considers forward-looking macroeconomic variables such as gross domestic product, unemployment rates, equity prices and corporate profits when quantifying the impact of economic forecasts on its Client Financing receivables allowance for expected credit losses. The company also considers the impact of current conditions and economic forecasts relating to specific industries, geographical areas, and client-specific exposures on the portfolio. Under this approach, forecasts of these variables over two years are considered reasonable and supportable. Beyond two years, the company reverts to long-term average loss experience. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty. Consistent with the first quarter of 2020, with evolving global impacts from the COVID-19 pandemic, external economic models have been revised with increased frequency and with alternative scenarios. The company’s allowances at June 30, 2020, reflect the qualitative process described above. Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

The allowance for Commercial Financing receivables is estimated based on a combination of write-off history and current economic conditions, excluding any individually evaluated accounts. The Commercial Financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

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

Notes to Consolidated Financial Statements — (continued)

Client Financing Receivables

The following tables present the amortized cost basis or recorded investment for Client Financing receivables at June 30, 2020 and December 31, 2019, respectively, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At June 30, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$8,948	$4,759	$2,863	$16,570

Allowance for credit losses
Beginning balance at December 31, 2019	$98	$36	$11	$146
Adjustment for adoption of new standard	21	13	4	39
Beginning balance at January 1, 2020	$120	$50	$16	$185
Write-offs	$(15)	$(1)	$(1)	$(17)
Recoveries	0	—	2	2
Additions/(releases)	28	9	(1)	37
Other*	(12)	0	0	(12)
Ending balance at June 30, 2020	$121	$58	$15	$194

* Primarily represents translation adjustments.

(Dollars in millions)
At December 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,160	$710	$404	$4,274
Loan receivables	6,173	2,415	676	9,264
Participated receivables from IBM	717	1,671	1,922	4,310
Ending balance	$10,049	$4,796	$3,003	$17,848
Recorded investment collectively evaluated for impairment	$9,957	$4,770	$2,993	$17,720
Recorded investment individually evaluated for impairment	$92	$26	$10	$128

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(14)	$(10)	$(4)	$(29)
Recoveries	0	0	0	1
Additions/(releases)	7	(6)	(2)	(2)
Foreign currency translation adjustment	(1)	0	0	(1)
Other	0	0	0	0
Ending balance at December 31, 2019	$98	$36	$11	$146
Lease receivables	$27	$21	$8	$56
Loan receivables	$68	$12	$2	$82
Participated receivables from IBM	$3	$3	$1	$7

Related allowance, collectively evaluated for impairment	$23	$11	$3	$36
Related allowance, individually evaluated for impairment	$75	$26	$9	$110

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

Notes to Consolidated Financial Statements — (continued)

Past Due Financing Receivables

The company considers a client’s financing receivable balance past due when any installment is aged over 90 days. The following tables summarize information about the amortized cost basis or recorded investment in Client Financing receivables, including amortized cost or recorded investment aged over 90 days and still accruing, billed invoices aged over 90 days and still accruing, and amortized cost or recorded investment not accruing.

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At June 30, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$8,948	$306	$230	$29	$96
EMEA	4,759	93	30	4	68
Asia Pacific	2,863	19	11	2	8
Total client financing receivables	$16,570	$418	$271	$35	$172
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there was a related allowance of $116 million. Financing income recognized on these receivables was immaterial for the three and six months ended June 30, 2020, respectively.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,160	$179	$143	$10	$37
EMEA	710	24	11	1	16
Asia Pacific	404	9	2	0	7
Total lease receivables	$4,274	$213	$156	$11	$59

Americas	$6,173	$107	$66	$10	$56
EMEA	2,415	51	3	1	51
Asia Pacific	676	3	1	0	2
Total loan receivables	$9,264	$161	$69	$11	$110

Americas	$717	$8	$8	$1	$0
EMEA	1,671	7	7	1	1
Asia Pacific	1,922	6	5	1	1
Total participated receivables from IBM	$4,310	$21	$20	$3	$2

Total	$17,848	$394	$245	$25	$171
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $128 million is individually evaluated for impairment with a related allowance of $110 million. Financing income recognized on these receivables was immaterial for the three and six months ended June 30, 2019, respectively.

Credit Quality Indicators

The company’s credit quality indicators, which are based on rating agency data, publicly available information and information provided by customers, are reviewed periodically based on the relative level of risk. The resulting indicators are a numerical rating system that maps to Moody’s Investors Service credit ratings as shown below. The company uses information provided by Moody’s, where available, as one of many inputs in its determination of customer credit ratings. The credit quality of the customer is evaluated based on these indicators and is assigned the same risk rating whether the receivable is a lease, loan or participated from IBM.

Notes to Consolidated Financial Statements — (continued)

The following tables present the amortized cost basis or recorded investment for Client Financing receivables by credit quality indicator at June 30, 2020 and December 31, 2019, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. Effective January 1, 2020, under the new guidance for credit losses, the company discloses its credit quality by year of origination. Additionally, under the new guidance, the amortized cost is presented on a gross basis, whereas under the prior guidance, the company presented the recorded investment net of the allowance for credit losses. At June 30, 2020, the credit quality indicators reflect mitigating credit enhancement actions taken by the customer which reduces the risk to the company.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At June 30, 2020	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$1,539	$1,173	$904	$1,030	$513	$206
2019	2,054	1,175	882	810	659	235
2018	1,161	601	387	319	463	192
2017	575	254	104	165	240	68
2016	142	92	48	55	167	37
2015 and prior	57	126	30	23	72	13
Total	$5,528	$3,420	$2,356	$2,403	$2,113	$750

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2019	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$55	$31	$732	$89	$89	$440	$88	$89
A1 – A3	700	88	124	1,166	178	237	71	271	934
Baa1 – Baa3	949	153	83	1,756	907	107	104	762	500
Ba1 – Ba2	733	206	61	1,461	532	159	49	442	245
Ba3 – B1	196	137	62	444	455	46	43	88	126
B2 – B3	236	45	32	513	228	33	4	18	26
Caa – D	13	5	2	32	15	3	2	0	2
Total	$3,133	$689	$396	$6,105	$2,403	$674	$714	$1,668	$1,921

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the six months ended June 30, 2020 or for the year ended December 31, 2019.

7. Leases

Accounting for Leases as a Lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

(Dollars in millions)
For the three months ended June 30:	2020	2019
Financing lease revenue	$43	$51
Operating lease revenue	54	70
Variable lease revenue	1	2
Total lease revenue	$98	$124

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the six months ended June 30:	2020	2019
Financing lease revenue	$93	$107
Operating lease revenue	112	149
Variable lease revenue	12	12
Total lease revenue	$217	$268

8. Borrowings:

Short-Term Debt

	Balance	Balance
(Dollars in millions)	6/30/2020	12/31/2019
Commercial paper	$—	$304
Short-term loans	77	49
Secured borrowings	169	280
Debt	$245	$633
Debt payable to IBM	5,938	8,194
Total	$6,184	$8,827

The weighted-average interest rate for commercial paper was 1.6 percent at December 31, 2019. The weighted-average interest rate for short-term loans was 3.1 percent and 5.2 percent at June 30, 2020 and December 31, 2019, respectively. The weighted-average interest rate for secured borrowings was 3.0 percent and 3.6 percent at June 30, 2020 and December 31, 2019, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $169 million at June 30, 2020 and $280 million at December 31, 2019. The weighted-average interest rate for debt payable to IBM was 0.3 percent and 1.6 percent at June 30, 2020 and December 31, 2019, respectively.

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	6/30/2020	12/31/2019
Long-term notes (weighted-average interest rate at June 30, 2020)
2.1%	2020	$1,500	$1,500
2.1%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$5,600	$5,600

Long-term loans (4.2% weighted-average interest rate at June 30, 2020)	2020-2021	49	113
Secured borrowings (4.1% weighted-average interest rate at June 30, 2020)	2020-2026	590	781
Long-term debt		$6,239	$6,495
Less: net unamortized discount		1	1
Less: net unamortized debt issuance costs		3	5
Add: fair value adjustment*		77	28
Debt		$6,312	$6,517
Debt payable to IBM (1.4% weighted-average interest rate at June 30, 2020)		8,370	8,751
Total		$14,682	$15,268
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $590 million at June 30, 2020 and $781 million at December 31, 2019.

Notes to Consolidated Financial Statements — (continued)

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

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at June 30, 2020, are as follows:

	2020					2025 and
(Dollars in millions)	(Q3-Q4)	2021	2022	2023	2024	beyond	Total
Long-term debt	$1,702	$3,135	$609	$786	$5	$0	$6,239
Debt payable to IBM	2,297	2,832	2,113	786	267	75	8,370
Total	$3,999	$5,967	$2,723	$1,572	$272	$76	$14,609

Interest on Debt

The company recognized interest expense of $72 million and $166 million for the three and six months ended June 30, 2020, of which $35 million and $84 million was interest expense on debt payable to IBM, respectively. The company recognized interest expense of $135 million and $285 million for the three and six months ended June 30, 2019, of which $58 million and $131 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

On July 2, 2020, IBM and the company entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The new maturity dates for the 364-day and Three-Year Credit Agreements are July 1, 2021 and July 20, 2023, respectively. As of June 30, 2020, the company had no borrowings outstanding against the Credit Agreements.

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

9. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $1.8 billion at both June 30, 2020 and December 31, 2019. A portion of these amounts is available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $5.7 billion and $5.4 billion at June 30, 2020 and December 31, 2019, respectively. Effective January 1, 2020, the company adopted the new standard on credit losses, which resulted in the recognition of a related allowance for non-cancellable off-balance sheet commitments. Refer to

Notes to Consolidated Financial Statements — (continued)

note 2, “Accounting Changes,” for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at June 30, 2020. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” for additional information.

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended June 30, 2020 were not material to the Consolidated Financial Statements.

In accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of June 30, 2020, there were no such matters.

11. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$36	$14	$51
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$—	$—
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$37	$14	$52
(1)	These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended June 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$16	$2	$19
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$17	$2	$19
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(120)	$(3)	$(123)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	2	0	2
Total retirement-related benefit plans	$2	$0	$2
Other comprehensive income/(loss)	$(118)	$(3)	$(121)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the six months ended June 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$20	$5	$25
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$20	$5	$25
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2020	$(12)	$(19)	$(31)
Other comprehensive income before reclassification	(123)	0	(123)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(123)	2	(121)
June 30, 2020	$(135)	$(17)	$(153)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	25	0	24
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	25	0	25
June 30, 2019	$1	$(9)	$(8)

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Balance Sheet and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019, the total derivative asset and liability positions would each have been reduced by $26 million and $18 million, respectively.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt

Notes to Consolidated Financial Statements — (continued)

(i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At June 30, 2020 and December 31, 2019, the total notional amount of the company's interest rate swap contracts with IBM was $2,550 million at both periods. The weighted average remaining maturity of these instruments at June 30, 2020 and December 31, 2019, was approximately 1.5 years and 2.0 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at June 30, 2020 and December 31, 2019.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At June 30, 2020 and December 31, 2019, the total notional amount of derivative contracts with IBM designated as net investment hedges was $948 million and $1,229 million, respectively. The weighted average remaining maturity of these instruments at June 30, 2020 and December 31, 2019, was 0.3 years and 0.2 years, respectively.

Foreign Currency Asset/Liability Management

The company enters into foreign exchange derivative contracts to manage foreign currency exposures associated with the company’s funding from IBM and third parties. These derivatives are not designated as hedges for accounting purposes. However, these derivatives represent economic hedges which provide an economic offset to the underlying foreign currency exposure. The terms of these derivative contracts are generally less than one year. The gains and losses recognized on economic hedges are recorded in other (income) and expense in the Consolidated Income Statement, and the associated cash flows are included in other investing activities - net, in the Consolidated Statement of Cash Flows.

There were no foreign exchange derivative contracts with third parties outstanding at June 30, 2020 and December 31, 2019.

The following tables provide a quantitative summary of the derivative instrument-related risk management activity at June 30, 2020 and December 31, 2019, as well as for the three and six months ended June 30, 2020 and 2019, respectively.

Cumulative Basis Adjustments for Fair Value Hedges

At June 30, 2020 and December 31, 2019, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)
Line Item in the Consolidated Balance Sheet	At June 30,	At December 31,
in which the Hedged Item is Included:	2020	2019
Debt:
Carrying amount of the hedged item	$(2,625)	$(2,574)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(77)	(28)

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended June 30:	2020	2019	2020	2019
Financing cost	$73	$137	$10	$2

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the three months ended June 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$8	$32	$(1)	$(37)

Total		$8	$32	$(1)	$(37)

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
			Consolidated
			Income	Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Statement	from AOCI		Effectiveness Testing (3)
For the three months ended June 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(56)	$(8)	Financing cost	$—	$—	$2	$7

Total	$(56)	$(8)		$—	$—	$2	$7
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the six months ended June 30:	2020	2019	2020	2019
Financing cost	$178	$297	$19	$7

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized		Attributable to Risk
(Dollars in millions)	Income Statement	on Derivatives		Being Hedged (2)
For the six months ended June 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$60	$52	$(49)	$(62)

Total		$60	$52	$(49)	$(62)

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
			Consolidated
			Income			Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Statement	Reclassified from AOCI		Effectiveness Testing (3)
For the six months ended June 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$11	$(18)	Financing cost	$—	$—	$9	$17

Total	$11	$(18)		$—	$—	$9	$17
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

For the three and six months ended June 30, 2020 and 2019, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

13. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer, multiple-employer, or defined contribution plans as required by local regulations.

Multiemployer and Defined Contribution Plans:

IBM charges the company for multiemployer and defined contribution costs based on the number of employees. The charges are recorded in the company’s operating results in the Consolidated Income Statement. The amounts of (income) or expense attributed to the company by IBM for the three and six months ended June 30, 2020 and 2019 were not material.

Charges from IBM to the company in relation to these plans (including non pension post retirement benefits) are limited to service costs and defined contribution cost. Contributions to multiemployer and defined contribution plans and any other types of cost are the responsibility of IBM.

Multiple-employer Plans:

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Balance Sheet.

Any gains or losses recorded to AOCI in the three and six months ended June 30, 2020 and 2019, were not material.

Notes to Consolidated Financial Statements — (continued)

Costs related to multiple-employer plans are recorded in the company’s Consolidated Income Statement. The total costs for multiple-employer plans for the three and six months ended June 30, 2020 and 2019, were not material.

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

Within the Client Financing segment, the company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $54 million and $105 million in the three and six months ended June 30, 2020, respectively, an increase of $7 million and an increase of $8 million as compared to the same periods in 2019, respectively. The interest income is included in the Consolidated Income Statement as financing revenue. For additional information, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In addition, within Client Financing, in certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which it uses in external, revenue-producing services contracts. This financing is included in the Consolidated Balance Sheet as financing receivables from IBM. For the three months ended June 30, 2020, the interest income earned from these receivables was $26 million, a decrease of $19 million as compared to the same period in 2019. For the six months ended June 30, 2020, interest income earned was $60 million, a decrease of $29 million as compared to the same period in 2019. The declines in both periods were primarily driven by a decline in interest rates. The interest income is included in financing revenue in the Consolidated Income Statement. The amount of such financings outstanding was $3,735 million at June 30, 2020 and $3,870 million at December 31, 2019.

Within the Commercial Financing segment, the company purchases interests in certain short-term receivables at a discount for which IBM Credit LLC assumes the associated credit risk of IBM’s clients. In the second quarter of 2019, the company suspended the program under which it purchases interests in IBM's trade accounts receivable. As a result,

Notes to Consolidated Financial Statements — (continued)

for the three months ended June 30, 2020, finance income earned from these receivables was $2 million, a decrease of $6 million as compared to the same period in 2019. For the six months ended June 30, 2020, finance income earned from these receivables was $6 million, a decrease of $17 million as compared to the same period in 2019.

In addition, within Commercial Financing, the company provides financing which includes an interest free period to suppliers, distributors and resellers of IBM products and services, which is funded by IBM. Fee income earned from these arrangements for the three months ended June 30, 2020 was $24 million, a decrease of $9 million as compared to the same period in 2019. Fee income earned for the six months ended June 30, 2020 was $65 million, a decrease of $17 million as compared to the same period in 2019. These fees are included in financing revenue in the Consolidated Income Statement and are deferred and recognized over the term of the financing arrangement.

The amount of other receivables from IBM of $792 million and $513 million at June 30, 2020 and December 31, 2019, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest bearing accounts with IBM, which can be withdrawn upon demand and is presented in the investing section of the Consolidated Statement of Cash Flows. The company's investment of excess cash with IBM was $781 million at June 30, 2020 and $509 million at December 31, 2019. Interest income earned from these investments was $1 million and $2 million in the three and six months ended June 30, 2020, respectively. Interest income earned for these investments was $7 million and $15 million for the three and six months ended June 30, 2019, respectively. The interest income is included in financing revenue in the Consolidated Income Statement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short- and long-term funding. These loans are included in the Consolidated Balance Sheet as debt payable to IBM. Interest expense incurred on loans from IBM was $35 million and $84 million for the three and six months ended June 30, 2020, respectively, as compared to $58 million and $131 million for the three and six months ended June 30, 2019, respectively. Interest expense is included in financing cost in the Consolidated Income Statement. For additional information on short-term and long-term funding, see note 8, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $38 million and $54 million in the three months ended June 30, 2020 and 2019, respectively, and $72 million and $102 million for the six months ended June 30, 2020 and 2019, respectively.

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

The outstanding amount of accounts payable to IBM of $931 million at June 30, 2020 and $336 million at December 31, 2019 primarily relate to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This payable account is non-interest bearing, short term in nature and is expected to be settled in the normal course of business.

Notes to Consolidated Financial Statements — (continued)

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $19 million and $7 million for the three months ended June 30, 2020 and 2019, respectively. The company's net profit from sales of returned equipment to IBM was $21 million and $9 million for the six months ended June 30, 2020 and 2019 respectively. These sales are recorded net in other (income) and expense in the Consolidated Income Statement.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Financial Results Summary — Three Months Ended June 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2020	2019	Change
Revenue	$279	$410	(32.0)%
Net margin	$177	$230	(23.0)%
Net margin percentage	63.6%	56.2%	7.4	pts.
Total expense and other (income)	$74	$94	(21.9)%
Income before income taxes	$104	$136	(23.8)%
Provision for income taxes	$15	$23	(36.1)%
Net income	$89	$113	(21.2)%
Net income margin	31.9%	27.6%	4.3	pts.

Financial Performance Summary — Three Months Ended June 30:

In the second quarter of 2020, the company delivered revenue of $279 million and net income of $89 million, compared to revenue of $410 million and net income of $113 million in the same period of 2019.

Total revenue declined $131 million, or 32.0 percent, in the second quarter of 2020 as compared to the same period in 2019, driven by a decrease in financing revenue of $115 million, or 33.8 percent, and by a decline in operating lease revenue of $16 million, or 23.2 percent. The decrease in financing revenue primarily reflects the wind down of OEM IT Commercial Financing operations. The decline in operating lease revenue was due to a lower average asset balance when compared to the prior-year period.

In the second quarter of 2020, net margin, which is calculated as revenue minus financing cost and depreciation of equipment under operating lease, was $177 million, a decrease of 23.0 percent when compared to the same period in 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $64 million and $14 million, respectively, when compared to the same period in the prior year. The decrease in financing cost was due to lower interest rates and a lower average debt balance. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 63.6 percent in the second quarter of 2020 increased 7.4 points as compared to the net margin percentage in the same period in 2019.

Total expense and other (income) of $74 million in the second quarter of 2020 decreased $21 million, or 21.9 percent, compared to the same period in 2019.

Pre-tax income of $104 million in the second quarter of 2020 decreased 23.8 percent as compared to the second quarter of 2019. The pre-tax income margin in the second quarter of 2020 of 37.2 percent increased on a year-to-year basis by 4.0 points.

The effective tax rate was 14.2 percent in the second quarter of 2020, a decrease of 2.8 points compared to the second quarter of 2019.

Net income of $89 million decreased $24 million, or 21.2 percent, in the second quarter of 2020 as compared to the same period in 2019. In the second quarter of 2020, net income margin was 31.9 percent, an increase of 4.3 points on a year-to-year basis.

Management Discussion – (continued)

Net cash provided by operating activities of $31 million in the second quarter of 2020 increased by $93 million when compared to the prior-year period, primarily driven by lower net cash payments to IBM related to accounts payable. Net cash provided by investing activities of $983 million in the second quarter of 2020 decreased by $4,641 million when compared to the prior-year period, primarily driven by a decrease in cash provided by short-term financing receivables which reflects the wind down of OEM IT Commercial financing operations, partially offset by a sale of financing receivables. Net cash used in financing activities of $910 million in the second quarter of 2020 was lower by $4,498 million when compared to the prior-year period, primarily driven by lower net settlements of debt.

Financial Results Summary — Six Months Ended June 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2020	2019	Change
Revenue	$615	$892	(31.0)%
Net margin	$378	$507	(25.5)%
Net margin percentage	61.4%	56.9%	4.5	pts.
Total expense and other (income)	$145	$178	(18.1)%
Income before income taxes	$232	$330	(29.5)%
Provision for income taxes	$2	$173	(98.9)%
Net income	$231	$156	47.4%
Net income margin	37.5%	17.5%	19.9	pts.

			Yr.-to-Date
	At June 30,	At December 31,	Percent
(Dollars in millions)	2020	2019	Change
Assets	$25,389	$28,412	(10.6)%
Liabilities	$23,046	$25,726	(10.4)%
Member’s interest	$2,343	$2,686	(12.8)%

Debt-to-Equity

	At June 30,		At December 31,
	2020		2019
Debt-to-equity ratio*	8.9	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$89	$113	$231	$156
Annualized net income (1)	$356	$452	$461	$313
Average equity (2)*	$2,394	$2,944	$2,491	$3,103
Return on equity (1)/(2)	14.9%	15.4%	18.5%	10.1%

* Average of the ending member's interest for the last two quarters and three quarters, for the three and six months ended June 30, respectively.

Financial Performance Summary — Six Months Ended June 30:

In the first six months of 2020, the company delivered revenue of $615 million and net income of $231 million. In the first six months of 2019, the company had revenue of $892 million and net income of $156 million.

Management Discussion – (continued)

Total revenue declined $277 million, or 31.0 percent, in the first six months of 2020 as compared to 2019, driven by a decrease in financing revenue of $240 million, or 32.3 percent, and by a decline in operating lease revenue of $36 million, or 24.5 percent. The decline in financing revenue primarily reflects the wind down of OEM IT Commercial Financing operations. The decline in operating lease revenue was due to a lower average asset balance compared to the same period in the prior year.

Net margin in the first six months of 2020 was $378 million, a decrease of 25.5 percent when compared to the same period in 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $119 million and $29 million, respectively, when compared to the same period in the prior year. The decrease in financing cost was due to a lower average debt balance and lower interest rates. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin of 61.4 percent in the first six months of 2020 increased 4.5 points as compared to the same period in 2019.

Total expense and other (income) of $145 million in the first six months of 2020 decreased $32 million, or 18.1 percent, compared to the same period in 2019.

Pre-tax income of $232 million in the first six months of 2020 decreased 29.5 percent as compared to the first six months of 2019. The pre-tax income margin in the first six months of 2020 of 37.8 percent increased year to year by 0.8 points.

The effective tax rate was 0.8 percent in the first six months of 2020, a decrease of 51.7 points compared to the first six months of 2019. The year-to-year change in the effective tax rate was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

Net income of $231 million increased 47.4 percent in the first six months of 2020 as compared to the same period in 2019. In the first six months of 2020, net income margin of 37.5 percent increased 19.9 points on a year-to-year basis.

Net cash provided by operating activities of $115 million in the first six months of 2020 increased by $89 million when compared to the first six months of 2019, primarily driven by lower net cash payments to IBM related to accounts payable and lower net cash income tax payments. Net cash provided by investing activities of $3,339 million in the first six months of 2020 decreased by $3,857 million when compared to the prior-year period, primarily driven by a decrease in cash provided by short term financing receivables which reflects the wind down of OEM IT Commercial financing operations and a reduction to the cash invested with IBM in the prior year, partially offset by a sale of financing receivables. Net cash used in financing activities of $3,415 million in the first six months of 2020 was lower by $3,903 million when compared to the prior-year period, primarily driven by lower net settlements of debt.

Management Discussion – (continued)

Second Quarter and First Six Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the second quarter and first six months of 2020 versus the second quarter and first six months of 2019. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.				Yr.-to-Yr.
	Three Months Ended		Percent/		Six Months Ended		Percent/
	June 30,		Margin		June 30,		Margin
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Client Financing
Revenue	$244	$292	(16.5)%		$522	$614	(14.9)%
Net margin	151	151	(0.1)%		306	321	(4.4)%
Net margin percentage	61.9%	51.7%	10.2	pts.	58.7%	52.2%	6.4	pts.
Pre-tax income	$86	$96	(10.4)%		$182	$213	(14.5)%
Pre-tax margin	35.3%	32.9%	2.4	pts.	34.9%	34.7%	0.2	pts.
Commercial Financing
Revenue	$35	$118	(70.1)%		$93	$278	(66.6)%
Net margin	27	79	(66.5)%		72	187	(61.7)%
Net margin percentage	75.3%	67.3%	8.0	pts.	76.9%	67.1%	9.8	pts.
Pre-tax income	$18	$40	(55.7)%		$50	$116	(56.9)%
Pre-tax margin	50.7%	34.2%	16.5	pts.	53.8%	41.8%	12.0	pts.
Total Segments
Revenue	$279	$410	(32.0)%		$615	$892	(31.0)%
Net margin	177	230	(23.0)%		378	507	(25.5)%
Net margin percentage	63.6%	56.2%	7.4	pts.	61.4%	56.9%	4.5	pts.
Pre-tax income	$104	$136	(23.8)%		$232	$330	(29.5)%
Pre-tax margin	37.2%	33.2%	4.0	pts.	37.8%	36.9%	0.8	pts.

Client Financing

Client Financing revenue of $244 million in the second quarter of 2020 declined $48 million, or 16.5 percent, as compared to the same period in 2019. The decline was driven by lower yields and a decline in operating lease revenue of $16 million. Client Financing revenue of $522 million in the first six months of 2020 declined $92 million, or 14.9 percent, as compared to the same period in 2019, primarily driven by lower yields and a decline in operating lease revenue of $36 million.

Net margin was essentially flat in the second quarter as compared to the prior-year period and decreased $14 million, or 4.4 percent, for the six months ended June 30, 2020, as compared to the prior-year period. The decrease in net margin for the six-month period was driven by the decline in revenue, partially offset by decreases in interest expense and depreciation expense of $48 million and $29 million, respectively. The decrease in interest expense was mainly due to lower interest rates compared to the prior-year period.

Pre-tax income decreased $10 million, or 10.4 percent, and decreased $31 million, or 14.5 percent, as compared to the prior-year period, for the three- and six-month periods ended June 30, 2020, respectively. The year-to-year decrease for the three-month period was driven by higher provisions for credit losses of $32 million and a decline in net margin, partially offset by an increase in gains on sale of equipment of $18 million. The year-to-year decrease for the six-month period was driven by a decline in net margin and higher provisions for credit losses of $51 million, partially offset by an increase in gains on sale of equipment of $24 million.

Management Discussion – (continued)

Commercial Financing

Commercial Financing revenue of $35 million in the second quarter of 2020 declined $83 million, or 70.1 percent, as compared to the same period in 2019. Commercial Financing revenue of $93 million in the first six months of 2020 declined $185 million, or 66.6 percent, as compared to the same period in 2019. The decline in both periods reflects the wind down of OEM IT Commercial Financing operations.

Net margin decreased $53 million, or 66.5 percent, and decreased $115 million, or 61.7 percent, as compared to the prior-year period, for the three- and six-month periods ended June 30, 2020, respectively. The decreases in both periods were driven by declines in revenue, partially offset by decreases in interest expense. The decreases in interest expense were due to a lower average debt balance and lower interest rates in the current-year periods.

Pre-tax income in the second quarter of 2020 decreased $22 million, or 55.7 percent, as compared to the same period in 2019. The year-to-year decrease was driven by a lower net margin, partially offset by lower SG&A expenses of $23 million. For the first six months of 2020, pre-tax income decreased $66 million, or 56.9 percent, as compared to the same period in 2019. The year-to-year decrease was driven by a lower net margin and a prior-year divestiture gain of $16 million, partially offset by lower SG&A expenses of $46 million. The decline in SG&A expense for the three and six months ended June 30, 2020 is in line with the wind down of OEM IT Commercial Financing operations.

Geographic Revenue

The following provides revenue performance by geography.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2020	2019	Change
Revenue	$279	$410	(32.0)%
Geographies
Americas	$169	$238	(29.2)%
Europe/Middle East/Africa (EMEA)	60	100	(40.1)
Asia Pacific	50	71	(30.1)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2020	2019	Change
Revenue	$615	$892	(31.0)%
Geographies
Americas	$375	$519	(27.8)%
Europe/Middle East/Africa (EMEA)	135	227	(40.5)
Asia Pacific	106	146	(27.5)

Americas revenue of $169 million decreased $70 million, or 29.2 percent, in the second quarter of 2020 compared to the same period in 2019, driven by declines in financing revenue of $67 million. EMEA revenue of $60 million declined $40 million, or 40.1 percent, in the second quarter of 2020 compared to the same period in 2019, driven by declines in financing revenue of $33 million. Asia Pacific revenue of $50 million decreased $21 million, or 30.1 percent, in the second quarter of 2020 when compared to the same period in 2019, driven by declines in financing revenue of $14 million, as well as declines in operating lease revenue of $7 million.

Americas revenue of $375 million decreased $145 million, or 27.8 percent, in the first six months of 2020 compared to the first six months of the prior year, driven by declines in financing revenue of $138 million. EMEA revenue of $135 million declined $92 million, or 40.5 percent, driven by declines in financing revenue of $77 million. Asia Pacific revenue of $106 million decreased $40 million, or 27.5 percent, driven by declines in financing revenue of $25 million, as well as declines in operating lease revenue of $15 million.

Management Discussion – (continued)

The declines in financing revenue across all geographies for the three and six months ended June 30, 2020, primarily reflect the wind down of OEM IT Commercial Financing operations.

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended June 30:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$77	$97	(20.3)%
Provisions for/(benefit from) credit losses	27	(8)	NM
Other (income) and expense	(31)	5	NM
Total expense and other (income)	$74	$94	(21.9)%
Total expense-to-revenue ratio	26.4%	23.0%	3.4	pts.

NM - Not Meaningful

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the six months ended June 30:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$151	$194	(22.1)%
Provisions for credit losses	45	(4)	NM
Other (income) and expense	(51)	(13)	294.0
Total expense and other (income)	$145	$178	(18.1)%
Total expense-to-revenue ratio	23.6%	19.9%	3.7	pts.

NM - Not Meaningful

Total expense and other (income) of $74 million decreased $21 million, or 21.9 percent, in the second quarter of 2020 as compared to the same period in 2019. For the six months ended June 30, 2020, total expense and other (income) of $145 million decreased $32 million, or 18.1 percent, as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analyses by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$36	$38	(5.0)%
Contracted services	4	5	(27.5)
Functional support services and other related party expenses	38	54	(30.2)
Total selling, general and administrative expense	$77	$97	(20.3)%

Management Discussion – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$72	$84	(14.5)%
Contracted services	7	9	(14.5)
Functional support services and other related party expenses	72	102	(29.1)
Total selling, general and administrative expense	$151	$194	(22.1)%

Total SG&A expense decreased $20 million, or 20.3 percent, in the second quarter of 2020 as compared to the second quarter of 2019. Functional support services decreased $16 million and other SG&A decreased $2 million, when compared to the prior-year period. Total SG&A expense decreased $43 million, or 22.1 percent, in the first six months of 2020 as compared to the prior-year period, driven by a decline in functional support services and other SG&A of $30 million and $12 million respectively. The declines in functional support services and other SG&A in both periods reflect the wind down of OEM IT Commercial Financing operations. For additional information on functional support services, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $34 million and $49 million for the three- and six-month periods ended June 30, 2020, respectively, as compared to the prior-year periods. The increase in the second quarter of 2020 was primarily driven by higher specific and unallocated reserves in Americas. The increase for the first six months of 2020 was primarily driven by higher unallocated and specific reserves in Americas and higher unallocated reserves in EMEA. For additional information on provisions for credit losses, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended June 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$2	$0	NM
(Gains)/losses on sale of equipment upon lease termination	(30)	(12)	150.2%
Other expense and (income)	(3)	17	NM
Total other (income) and expense	$(31)	$5	NM	%

NM - Not Meaningful

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the six months ended June 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(8)	$1	NM
(Gains)/losses on sale of equipment upon lease termination	(44)	(19)	127.0%
Other expense and (income)	0	5	(90.8)
Total other (income) and expense	$(51)	$(13)	294.0%

NM - Not Meaningful

Management Discussion – (continued)

Other (income) and expense was $31 million of income in the second quarter of 2020, as compared to $5 million of expense in the same period of 2019. Other (income) and expense was $51 million of income in the first six months of 2020 as compared to $13 million of income in the same period of 2019. The year-to-year improvement for the three and six months ended June 30, 2020, was primarily driven by higher gains from sales of equipment returned from lease and was in line with the wind down of OEM IT Commercial Financing operations. For the six-month period ended June 30, 2020, the year-to-year improvement was partially offset by a pre-tax gain of $16 million from divested commercial financing capabilities in the prior year.

Taxes

For the three months ended June 30, 2020, the company recorded a provision for income taxes of $15 million and an effective tax rate of 14.2 percent compared to a provision of $23 million and an effective tax rate of 17.0 percent for the three months ended June 30, 2019. For the six-month period ended June 30, 2020, the company reported a provision for income taxes of $2 million and an effective tax rate of 0.8 percent compared to a provision of $173 million and an effective tax rate of 52.5 percent for the same period in 2019. The year-to-year change in the effective tax rate for the six-month period ended June 30, 2020 was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to an additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

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

The amount of unrecognized tax benefits at June 30, 2020 of $10 million remained unchanged when compared to December 31, 2019.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported would have been $14 million and $19 million higher in the three and six months ended June 30, 2020, as compared to $11 million and $24 million higher in the three and six months ended June 30, 2019, respectively, due to the “Global Intangible Low-Taxed Income” provision. For additional information, see note 1, “Basis of Presentation.”

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

Total assets of $25,389 million at June 30, 2020 declined $3,023 million (including a decrease of $415 million from currency) as compared to year-end 2019, primarily driven by:

●	A decline in total financing receivables of $3,411 million (including a decrease of $334 million from currency), primarily driven by a decline in Client Financing receivables of $1,914 million and a decline in Commercial Financing receivables of $1,367 million. These declines are primarily seasonal, resulting from collections of higher year-end balances. The decline in Client Financing receivables also includes sales of receivables of $711 million which qualified as true sales. For additional information relating to the sale of financing receivables, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

At June 30, 2020 substantially all Client Financing and Commercial Financing assets were IT related and approximately 58 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no exposure to consumers, a decrease of 2 points year to year. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflect mitigating credit enhancement actions taken by the customer, which reduces the risk to the company.

The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

Total liabilities of $23,046 million at June 30, 2020 decreased $2,680 million (including a decrease of $298 million from currency), as compared to year-end 2019, primarily driven by:

●	A decrease in total debt of $3,230 million (including a decrease of $230 million from currency), including a decrease in debt payable to IBM of $2,637 million and a decrease in debt with third parties of $592 million. The decline in the first six months of 2020 was driven by lower funding requirements associated with financing receivables; partially offset by
●	An increase in accounts payable to IBM of $595 million (including an increase of $34 million from currency).

Total member’s interest of $2,343 million at June 30, 2020 declined by $342 million as compared to year-end 2019, primarily driven by:

●	Cash distributions to IBM of $411 million,
●	Foreign currency translation loss of $120 million; and
●	Adoption of the guidance on current expected credit losses of $41 million; partially offset by
●	Net income for the first six months of 2020 of $231 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Six Months Ended		Yr.-to-Yr.
	June 30,		Percent	June 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Client Financing	$3,470	$3,010	15.3%	$6,571	$6,028	9.0%
Commercial Financing	3,140	9,045	(65.3)%	6,374	26,436	(75.9)%
Total originations	$6,610	$12,054	(45.2)%	$12,945	$32,463	(60.1)%

In the second quarter of 2020, the company originated $3,470 million of Client Financing receivables as compared to $3,010 million in the second quarter of 2019. The company originated $6,571 million of Client Financing receivables in the first six months of 2020 as compared to $6,028 million in the first six months of 2019. The increases of $460 million and $543 million in the second quarter and first six months ended June 30 2020, respectively, were driven by higher lease and services volumes partially offset by decreases in OEM volumes, as compared to the same periods in the prior year. The higher lease volumes in the current year are driven by higher participation in IBM Z and reflects IBM’s Systems performance in relation to their product cycle.

In the second quarter of 2020, the company originated $3,140 million of Commercial Financing receivables as compared to $9,045 million in the second quarter of 2019. The company originated $6,374 million of Commercial Financing receivables in the first six months of 2020 as compared to $26,436 million in the first six months of 2019. The decreases of $5,905 million and $20,062 million in the second quarter and first six months, respectively, as compared to the same periods in the prior year, reflect the wind down of OEM IT Commercial Financing operations.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Client Financing	2020	2019	Change
Financing receivables, net	$12,064	$13,978	(13.7)%
Equipment under operating leases, net	154	212	(27.3)
Financing receivables from IBM	3,735	3,870	(3.5)
Receivables participated from IBM, net	4,312	4,303	0.2
Total assets	$20,266	$22,362	(9.4)%

			Yr.-to-Date
(Dollars in millions)	At June 30,	At December 31,	Percent
Commercial Financing	2020	2019	Change
Financing receivables, net	$2,020	$3,387	(40.4)%
Receivables purchased from IBM, net	50	56	(10.8)
Total assets	$2,070	$3,443	(39.9)%

The decrease in Client Financing assets of $2,096 million at June 30, 2020 as compared to December 31, 2019 was driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances,

Management Discussion – (continued)

and by the company’s sale of certain financing receivables in the second quarter of 2020. For additional information on the sale of receivables, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM.”

The Client Financing receivables portfolio at June 30, 2020 represented the following industry profile: Financial (35 percent), Manufacturing (16 percent), Government (13 percent), Services (12 percent), Retail (7 percent), Communications (6 percent), Other (6 percent), and Healthcare (5 percent).

The Client Financing receivables portfolio at December 31, 2019 represented the following industry profile: Financial (36 percent), Manufacturing (15 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (5 percent).

The decrease in Commercial Financing assets of $1,373 million at June 30, 2020 as compared to December 31, 2019, was primarily driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances.

The assets of the company were financed with $20,865 million of total debt at June 30, 2020, as compared to $24,095 million of debt at December 31, 2019.

Financing Receivables and Allowances

The following table presents financing receivables excluding miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectable and without third-party risk.

	At June 30,	At December 31,
(Dollars in millions)	2020	2019
Amortized cost/Recorded investment (1)(2)	$18,650	$21,301
Specific allowance for credit losses	124	114
Unallocated allowance for credit losses	79	42
Total allowance for credit losses	203	155
Net financing receivables	$18,447	$21,145
Allowance for credit losses coverage	1.1%	0.7%
(1)	Prior to the January 1, 2020 adoption of the guidance on current expected credit losses, presentation was recorded investment, subsequent to adoption presentation is amortized cost.
(2)	The amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value), adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. Recorded investment excluded residual value.

Upon the adoption of the guidance on current expected credit losses, the percentage of financing receivables reserved increased from 0.7 percent at December 31, 2019, to 0.9 percent at January 1, 2020, primarily driven by a 75.3 percent increase in unallocated reserves. The percentage of financing receivables reserved increased from 0.9 percent at January 1, 2020, to 1.1 percent at June 30, 2020, which included an increase in unallocated reserves of 8.7 percent. Specific reserves increased 8.9 percent from $114 million at December 31, 2019, to $124 million at June 30, 2020.

Management Discussion – (continued)

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2020 *	Additions / (Releases) **	Write-offs ***	Other +	June 30, 2020
$193	$37	$(17)	$(10)	$203
*	Opening balance does not equal the allowance at December 31, 2019 due to the adoption of the guidance on current expected credit losses. Refer to note 2, “Accounting Changes,” for additional information.

**Additions for Allowance for Credit Losses are charged to expense.

***	Refer to note A, “Significant Accounting Policies,” in the company’s 2019 Form 10-K for additional information regarding allowance for credit loss write-offs.
+	Primarily represents translation adjustments.

Expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $27 million for the three months ended June 30, 2020 as compared to a release of $8 million for the same period in 2019. The increase was primarily driven by higher specific and unallocated reserves in Americas in the second quarter.

Expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $45 million for the six months ended June 30, 2020 as compared to a release of $4 million for the same period in 2019. The increase was primarily driven by higher unallocated and specific reserves in Americas and higher unallocated reserves in EMEA in the current-year period.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at June 30, 2020 and December 31, 2019. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at June 30, 2020 and December 31, 2019, is expected to be returned to the company.

Management Discussion – (continued)

Unguaranteed Residual Value

	At	At	Estimated Run Out of June 30, 2020 Balance
	December 31,	June 30,				2023 and
(Dollars in millions)	2019	2020	2020	2021	2022	Beyond
Sales-type and direct financing leases	$531	$451	$43	$105	$154	$150
Operating leases	84	68	41	20	4	3
Total unguaranteed residual value	$615	$519	$83	$125	$158	$152
Related original amount financed	$9,048	$7,615
Percentage	6.8%	6.8%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short- and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets at June 30, 2020 was primarily comprised of loans from IBM.

At June 30, 2020, the debt-to-equity ratio was 8.9 to 1 as compared to 9.0 to 1 at December 31, 2019. Refer to the company’s debt-to-equity ratio on page 46 for additional information.

The company made cash distributions to IBM of $242 million and $411 million, respectively for the three and six months ended June 30, 2020. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. At June 30, 2020, there was no commercial paper outstanding.

On July 2, 2020, IBM and the company entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The new maturity dates for the 364-day and Three-Year Credit Agreements are July 1, 2021 and July 20, 2023, respectively. As of June 30, 2020, the company had no borrowings outstanding against the Credit Agreements.

In the second quarter of 2020, the company sold $711 million of Client Financing receivables which qualified as true sales and resulted in a benefit to cash flows from investing activities of $715 million for the three and six months ended June 30, 2020.

The major rating agencies’ ratings on the company’s debt securities at June 30, 2020 appear in the following table and remain unchanged from December 31, 2019.

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

Cash Flow and Liquidity Trends

(Dollars in millions)
For the six months ended June 30:	2020	2019
Net cash provided by operating activities	$115	$26
Net cash provided by investing activities	3,339	7,197
Net cash used in financing activities	(3,415)	(7,318)

At June 30:	2020	2019
Cash and cash equivalents	$1,717	$1,732
Cash invested with IBM, available on-demand (1)	781	327
Committed credit facilities (2)	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. For additional information, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and amended on July 2, 2020.

Net cash provided by operating activities in the first six months of 2020 increased by $89 million as compared to the first six months of 2019 primarily driven by lower net cash payments to IBM related to accounts payable and lower net cash income tax payments.

Net cash provided by investing activities in the first six months of 2020 decreased by $3,857 million as compared to the first six months of 2019 primarily driven by the following factors:

●	Short term financing receivables were a net source of cash of $1,575 million and $4,884 million in the first six months of 2020 and 2019, respectively. The year-to-year change of $3,308 million reflects the wind down of OEM IT Commercial Financing operations; and

Management Discussion – (continued)

●	A decrease in cash provided by other receivables with IBM of $1,993 million driven by a use of cash of $296 million in the first six months of 2020, as compared to a source of cash of $1,697 million in the first six months of 2019. The decline reflects a reduction to the levels of cash invested with IBM in the prior year; partially offset by
●	Proceeds from the sale of financing receivables of $715 million in the current year.

Net cash used in financing activities in the first six months of 2020 was lower by $3,903 million as compared to the first six months of 2019 primarily driven by the following factors:

●	A decrease in net cash used in debt transactions of $3,373 million due to lower funding requirements associated with financing receivables; and
●	A decrease in net cash distributions to IBM of $531 million, which reflects the company's objective of achieving a target debt-to-equity ratio of 9 to 1.

Debt

	At June 30,	At December 31,
(Dollars in millions)	2020	2019
Short-term debt
Debt	$245	$633
Debt payable to IBM	5,938	8,194
Total short-term debt	$6,184	$8,827

Long-term debt
Debt	$6,312	$6,517
Debt payable to IBM	8,370	8,751
Total long-term debt	$14,682	$15,268
Total debt	$20,865	$24,095

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM. The decrease in total debt during the first six months of 2020 was primarily due to lower funding requirements associated with financing receivables.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $758 million at June 30, 2020 and $1,062 million at December 31, 2019.

For additional information on the company’s debt and debt payable to IBM, see note 8, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 12, “Derivative Financial Instruments.”

Interest on Debt

The company recognized interest expense of $72 million and $166 million for the three and six months ended June 30, 2020, respectively, of which $35 million and $84 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $135 million and $285 million for the three and six months ended 2019, respectively, of which $58 million and $131 million was interest expense on debt payable to IBM in each of those periods, respectively.

Management Discussion – (continued)

The decrease in interest expense in the second quarter and first six months of 2020 as compared to the same periods in 2019 was driven by a lower average debt balance and a decrease in interest rates on both internal and external borrowings. Interest expense is presented in cost of financing in the Consolidated Income Statement.

For additional information on interest expense, see note 8, “Borrowings,” to the Consolidated Financial Statements.

Debt-to-Equity

The debt-to-equity ratio as reported in the following table is the ratio of total debt to total member’s interest.

	At June 30,		At December 31,
	2020		2019
Debt-to-equity ratio*	8.9	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 8.9 to 1 at June 30, 2020, as compared to the debt-to-equity ratio of 9 to 1 at December 31, 2019. Total member’s interest of $2,343 million declined by $342 million, or 12.8 percent, while total debt of $20,865 million, decreased by $3,230 million, or 13.4 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IBM Global Financing’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short- and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2020, the company made distributions to IBM of $411 million. The company will continue to target a debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

In 2019, the company wound down the OEM IT portion of its Commercial Financing operations and continues to provide differentiated end-to-end financing solutions, including commercial financing in support of IBM partner relationships.

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates. These policies may also include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. In the second quarter of 2020, the company sold $711 million of Client Financing receivables which qualified as true sales. In addition, IBM Credit has historically been able to manage residual value risk both through insight into IBM’s product cycles and monitoring of OEM IT product announcements. Interest rates and the overall economy (including currency fluctuations) will have an effect on both revenue and net margin. Interest rates directly impact the company by increasing or decreasing the financing revenue and associated borrowing costs. The

Management Discussion – (continued)

company’s interest rate risk management policy, combined with its pricing strategy, should mitigate margin erosion due to changes in interest rates.

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

Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. IBM and IBM Credit’s client profile and annuity base provide some level of stability, not only in revenue, but also in profit and cash as the company manages through these challenging times. While Client Financing originations volumes have increased in the three and six months ended June 30, 2020, this quarter IBM experienced disruptions in transactional performance and volume reductions.

The current environment and macroeconomic uncertainty could impact the credit quality of the company’s receivables portfolio and the level of provision for credit losses. IBM Credit has applied, and will continue to apply its rigorous credit policies, particularly in industries and countries disrupted by COVID-19 as it relates to the origination of new business and the evaluation of the existing portfolio. The company will continue to take risk mitigation actions when necessary. The balance sheet remains strong with solid liquidity and access to the short- and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. See note 14, “Relationship with IBM and Related Party Transactions,” for details on material arrangements between IBM Credit and IBM regarding support, operating, borrowing, licensing, service and other relationships.

For the period ended June 30, 2020, the company assessed certain accounting-related matters that generally require consideration of current information reasonably available and utilized forecasted financial data to help assess future impacts to IBM as a result of the COVID-19 pandemic. The accounting matters assessed included but were not limited to, the allowances for credit losses, net investments in sales-type or direct financing leases and any significant lease modifications. These assessments did not result in any material impacts to the consolidated financial results as of and for the quarter ended June 30, 2020. IBM Credit will continue to assess these matters in future periods. While the company’s geographically diverse client base, product and client knowledge, and strategy to substantially match-fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, there can be no assurance that impacts will not be material to the consolidated financial results in future periods given the inherent uncertainty as it relates to the magnitude and/or duration of the pandemic.

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

Management Discussion – (continued)

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

Item 5. Other Information

On July 27, 2020, the company entered into the Second Amended and Restated Limited Liability Company Agreement with IBM GF International Holdings LLC, the sole equity member of the company, to clarify that, in accordance with Section 18-113 of the Delaware Limited Liability Company Act (i) for any action or transaction contemplated or governed by the agreement, an electronic transmission is equivalent to a written document, and (ii) whenever the agreement requires or permits a signature, the signature may be a manual, facsimile, conformed or electronic signature.

Item 6. Exhibits

Exhibit Number	Description
3.2	The Second Amended and Restated Limited Liability Company Agreement of IBM Credit LLC, dated as of July 27, 2020.

31.1	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by principal financial officer pursuant to Rule 13A-14(1) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

Date:	July 29, 2020

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance