Form 10-Q
period 2020-09-30
IBM CREDIT LLC
filed 2020-10-28
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

Part I— Financial Information

Item 1. Consolidated Financial Statements:

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue
Financing revenue	$214	$305	$717	$1,048
Operating lease revenue	52	67	165	216
Total revenue	$266	$372	$881	$1,265
Financing cost (related party cost for the three and nine months: $32 and $116 in 2020, $58 and $189 in 2019)	$66	$122	$244	$419
Depreciation of equipment under operating lease	27	39	86	127
Net margin	$174	$212	$552	$719
Expense and other (income)
Selling, general and administrative	$80	$87	$232	$281
Provision for/(benefit from) credit losses	4	(1)	49	(4)
Other (income) and expense	(17)	(5)	(68)	(18)
Total expense and other (income)	$67	$81	$212	$259
Income before income taxes	$107	$131	$339	$460
Provision for income taxes	21	22	23	195
Net income	$85	$109	$316	$265

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$85	$109	$316	$265
Other comprehensive income/(loss), before tax:
Foreign currency translation	60	(76)	(60)	(56)
Retirement-related benefit plans (1)	1	0	3	1
Other comprehensive income/(loss), before tax	61	(75)	(57)	(55)
Income tax (expense)/benefit related to items of other comprehensive income	8	(17)	5	(13)
Other comprehensive income/(loss), net of tax	$69	$(93)	$(52)	$(68)
Total comprehensive income/(loss)	$155	$16	$264	$197
(1)	Amounts presented relate to multiple-employer plans.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Assets:
Cash and cash equivalents	$1,745	$1,687
Financing receivables (net of allowances of $179 in 2020 and $148 in 2019)	12,264	17,365
Equipment under operating leases (net of accumulated depreciation of $186 in 2020 and $238 in 2019)	130	212
Financing receivables from IBM	3,937	3,870
Receivables purchased/participated from IBM (net of allowances of $23 in 2020 and $8 in 2019)	4,207	4,359
Other receivables from IBM	814	513
Other assets	529	406
Total assets	$23,626	$28,412

Liabilities:
Accounts payable	$236	$434
Accounts payable to IBM	—	336
Debt	6,422	7,150
Debt payable to IBM	13,871	16,945
Taxes	586	637
Other liabilities	237	224
Total liabilities	$21,353	$25,726
Member’s interest:
Member's interest	2,356	2,601
Retained earnings	—	116
Accumulated other comprehensive income/(loss)	(83)	(31)
Total member's interest	$2,273	$2,686
Total liabilities and member’s interest	$23,626	$28,412

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash flows from operating activities:
Net income	$316	$265
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) credit losses	49	(4)
Depreciation	86	127
Deferred taxes	(75)	19
Net (gain)/loss on asset sales and other	(76)	(61)
Change in operating assets and liabilities:
Other assets/other liabilities	(303)	(250)
Net cash provided by/(used in) operating activities	$(3)	$95

Cash flows from investing activities:
Originations of financing receivables	$(8,991)	$(10,167)
Collection of financing receivables	10,521	10,823
Proceeds from sales of financing receivables	1,575	—
Short-term financing receivables - net (1)	1,445	7,242
Purchase of equipment under operating leases	(33)	(43)
Proceeds from disposition of equipment under operating lease	56	57
Other receivables from IBM - net	(40)	1,371
Other investing activities - net	(32)	91
Net cash provided by investing activities	$4,501	$9,374

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$4,735	$7,007
Principal payments on debt from IBM	(6,316)	(7,656)
Proceeds from issuance of debt	555	739
Principal payments on debt	(921)	(2,012)
Short-term borrowings from/(repayments to) IBM - net (1)	(1,563)	(3,782)
Short-term borrowings/(repayments) - net (1)	(301)	(2,312)
Distributions to IBM	(636)	(1,182)
Net cash used in financing activities	$(4,447)	$(9,199)

Effect of exchange rate changes on cash and cash equivalents	$7	$(20)
Net change in cash and cash equivalents	$58	$251

Cash and cash equivalents at January 1	1,687	1,828
Cash and cash equivalents at September 30	$1,745	$2,079
(1)	Short-term represents original maturities of 90 days or less.

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, July 1, 2020	$2,496	$—	$(153)	$2,343
Net income plus other comprehensive income/(loss):
Net income		85		85
Other comprehensive income/(loss), net of tax			69	69
Total comprehensive income/(loss)				$155
Contributions from IBM	—			—
Distributions to IBM	(140)	(85)		(225)
Member’s Interest, September 30, 2020	$2,356	$—	$(83)	$2,273

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, July 1, 2019	$2,733	$—	$(8)	$2,724
Net income plus other comprehensive income/(loss):
Net income		109		109
Other comprehensive income/(loss), net of tax			(93)	(93)
Total comprehensive income/(loss)				$16
Contributions from IBM	—			—
Distributions to IBM	(132)	(109)		(240)
Member’s Interest, September 30, 2019	$2,601	$—	$(101)	$2,500

(Amounts may not add due to rounding.)

(The accompanying notes are an integral part of the financial statements.)

Consolidated Financial Statements — (continued)

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST – (CONTINUED)

(UNAUDITED)

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2020	$2,601	$116	$(31)	$2,686
Cumulative effect of change in accounting principle (1)		(41)		(41)
Net income plus other comprehensive income/(loss):
Net income		316		316
Other comprehensive income/(loss), net of tax			(52)	(52)
Total comprehensive income/(loss)				$264
Contributions from IBM	—			—
Distributions to IBM	(245)	(391)		(636)
Member’s Interest, September 30, 2020	$2,356	$—	$(83)	$2,273

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

Effective Date and Adoption Considerations–The guidance is effective as of March 12, 2020 through December 31, 2022.

Effect on Financial Statements or Other Significant Matters–The company made a policy election in the first quarter of 2020 to adopt the practical expedient which allows for the continuation of fair value hedge accounting for interest rate derivative contracts upon the transition from LIBOR to Secured Overnight Financing Rate (SOFR) or another reference rate alternative, without any impact to the Consolidated Income Statement. The company is continuing to evaluate the potential impact of the replacement of the LIBOR benchmark on its interest rate risk management activities; however, it is not expected to have a material impact in the consolidated financial results.

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

Notes to Consolidated Financial Statements — (continued)

software and services, to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing for suppliers, distributors and resellers of IBM and OEM IT products and services. The segment’s performance primarily reflects the wind down of OEM IT Commercial Financing operations which began in the second quarter of 2019.

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

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the three months ended September 30, 2020:
Total revenue	$234	$32	$266
Pre-tax income	91	16	107
Depreciation of equipment under operating lease	27	—	27
Interest expense	54	7	61
Provision for/(benefit from) credit losses	4	(1)	4

For the three months ended September 30, 2019:
Total revenue	$292	$80	$372
Pre-tax income	89	42	131
Depreciation of equipment under operating lease	39	—	39
Interest expense	96	20	115
Provision for/(benefit from) credit losses	5	(6)	(1)

(Amounts may not add due to rounding.)

SEGMENT INFORMATION

	Client	Commercial	Total
(Dollars in millions)	Financing	Financing	Segments
For the nine months ended September 30, 2020:
Total revenue	$757	$125	$881
Pre-tax income	274	66	339
Depreciation of equipment under operating lease	86	—	86
Interest expense	198	29	227
Provision for/(benefit from) credit losses	50	(1)	49

For the nine months ended September 30, 2019:
Total revenue	$906	$359	$1,265
Pre-tax income	303	158	460
Depreciation of equipment under operating lease	127	—	127
Interest expense	289	111	400
Provision for/(benefit from) credit losses	(1)	(4)	(4)

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

Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. Effective January 1, 2020 with the adoption of the new standard on credit losses, if the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. There were no impairments for credit losses or non-credit impairments for the three and nine months

Notes to Consolidated Financial Statements — (continued)

ended September 30, 2020. Prior to the adoption of the new standard, available-for-sale securities were measured for impairment using an other-than-temporary impairment model. No impairment was recorded for the three and nine months ended September 30, 2019.

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	Fair Value
	Hierarchy	At September 30, 2020			At December 31, 2019
(Dollars in millions)	Level	Assets	Liabilities		Assets	Liabilities
Cash equivalents (1)
Time deposits and certificates of deposit (2)	2	$706	$	N/A	$788	$	N/A
Money market funds	1	—		N/A	5		N/A
Total cash equivalents		$706	$	N/A	$793	$	N/A
Derivatives designated as hedging instruments (3)
Interest rate contracts with IBM	2	73		—	45		—
Foreign exchange contracts with IBM	2	3		36	—		18
Total		$783		$36	$838		$18
(1)	Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)	Available-for-sale securities with an amortized cost basis that approximates fair value.
(3)	Included within other assets and other liabilities in the Consolidated Balance Sheet.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At September 30, 2020 and December 31, 2019, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, which includes debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (including debt payable to IBM) was $14,281 million and $15,268 million, and the estimated fair value was $14,480 million and $15,409 million at September 30, 2020 and December 31, 2019, respectively. If measured at fair value in the financial statements, long-term debt would be classified as Level 2 in the fair value hierarchy.

6. Financing Receivables, Receivables Purchased/Participated from IBM:

Financing receivables primarily consist of client loan and installment payment receivables (loans), investment in sales-type and direct financing leases and Commercial Financing receivables. Loans are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Investment in sales-type and direct financing leases relate principally to IBM’s Systems

Notes to Consolidated Financial Statements — (continued)

products and are for terms ranging generally from two to six years. Commercial Financing receivables relate primarily to working capital financing for dealers and remarketers of IBM products. Payment terms for working capital financing generally range from 30 to 90 days.

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

A summary of the components of the company’s financing receivables and receivables purchased/participated from IBM is presented as follows:

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At September 30, 2020:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$7,780	$2,863	$1,845	$12,488
Unearned income	(289)	(229)	(3)	(520)
Deferred initial direct costs	58	20	—	78
Residual value*	—	398	—	398
Amortized cost	$7,549	$3,052	$1,843	$12,443
Allowance for credit losses	(97)	(75)	(8)	(179)
Total financing receivables, net	$7,452	$2,977	$1,835	$12,264

* Includes guaranteed and unguaranteed residual value

Notes to Consolidated Financial Statements — (continued)

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At December 31, 2019:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$9,566	$4,626	$3,400	$17,592
Unearned income	(373)	(384)	(4)	(761)
Deferred initial direct costs	71	32	—	103
Recorded investment	$9,264	$4,274	$3,396	$16,934
Allowance for credit losses	(82)	(56)	(9)	(148)
Unguaranteed residual value	—	531	—	531
Guaranteed residual value	—	47	—	47
Total financing receivables, net	$9,181	$4,796	$3,387	$17,365

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Short-term purchased receivables from IBM	$37	$56
Allowance for credit losses	(1)	0
Total short-term purchased receivables from IBM, net	$36	$56

Long-term participated receivables from IBM	$4,193	$4,310
Allowance for credit losses	(22)	(7)
Total long-term participated receivables from IBM, net	$4,171	$4,303

Total receivables purchased/participated from IBM, net	$4,207	$4,359

The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, with enhanced focus in this unprecedented environment of the COVID-19 pandemic. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Sale of receivables arrangements are also utilized in the normal course of business as part of the company’s cash and liquidity management.

During the three months ended September 30, 2020, the company sold $854 million of Client Financing receivables, consisting of lease and loan receivables of $435 million and $419 million, respectively. At the time of sale, more than half of the receivables sold were due within the next 12 months. For the nine months ended September 30, 2020, the company sold $1,565 million of financing receivables consisting of lease and loan receivables of $852 million and $713 million, respectively. The transfer of these receivables qualified as true sales and therefore reduced financing receivables, resulting in a benefit to cash flows from investing activities. The impact to the Consolidated Income Statement, including fees and net gain associated with the transfer of these receivables for the three and nine months ended September 30, 2020, was not material.

The company did not have any material financing receivables held for sale as of September 30, 2020 and December 31, 2019.

Financing receivables pledged as collateral for borrowings were $596 million and $1,062 million at September 30, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses

Refer to note A, “Significant Accounting Policies,” in the company’s 2019 Annual Report for a full description of its accounting policies for financing receivables and related allowances. The descriptions below include any changes to those policies due to the new standard.

Notes to Consolidated Financial Statements — (continued)

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

Macroeconomic variables attributed to the expected credit losses for Client Financing receivables may vary by class of financing receivables based on historical experiences, portfolio composition and current environment. In addition to a qualitative review of credit risk factors across the portfolio, the company considers forward-looking macroeconomic variables such as gross domestic product, unemployment rates, equity prices and corporate profits when quantifying the impact of economic forecasts on its Client Financing receivables allowance for expected credit losses. The company also considers the impact of current conditions and economic forecasts relating to specific industries, geographical areas, and client-credit ratings on the portfolio. Under this approach, forecasts of these variables over two years are considered reasonable and supportable. Beyond two years, the company reverts to long-term average loss experience. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty. Consistent with the first half of 2020, the company continues to monitor the evolving global impacts from the COVID-19 pandemic as well as its impact on external economic models, which have been revised with increased frequency throughout the year. The company’s allowances at September 30, 2020, reflect the qualitative process described above. Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

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

Notes to Consolidated Financial Statements — (continued)

Client Financing Receivables

The following tables present the amortized cost basis or recorded investment for Client Financing receivables at September 30, 2020 and December 31, 2019, respectively, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific.

(Dollars in millions)
At September 30, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,536	$4,614	$2,644	$14,794

Allowance for credit losses
Beginning balance at December 31, 2019	$98	$36	$11	$146
Adjustment for adoption of new standard	21	13	4	39
Beginning balance at January 1, 2020	$120	$50	$16	$185
Write-offs	$(23)	$(1)	$(2)	$(26)
Recoveries	0	0	2	2
Additions/(releases)	33	9	(1)	41
Other*	(11)	2	0	(8)
Ending balance at September 30, 2020	$119	$60	$15	$194

* Primarily represents translation adjustments.

(Dollars in millions)
At December 31, 2019:	Americas	EMEA	Asia Pacific	Total
Recorded investment
Lease receivables	$3,160	$710	$404	$4,274
Loan receivables	6,173	2,415	676	9,264
Participated receivables from IBM	717	1,671	1,922	4,310
Ending balance	$10,049	$4,796	$3,003	$17,848
Recorded investment collectively evaluated for impairment	$9,957	$4,770	$2,993	$17,720
Recorded investment individually evaluated for impairment	$92	$26	$10	$128

Allowance for credit losses
Beginning balance at January 1, 2019
Lease receivables	$38	$17	$10	$65
Loan receivables	66	28	5	98
Participated receivables from IBM	3	8	3	14
Total	$107	$53	$17	$177
Write-offs	$(14)	$(10)	$(4)	$(29)
Recoveries	0	0	0	1
Additions/(releases)	7	(6)	(2)	(2)
Foreign currency translation adjustment	(1)	0	0	(1)
Other	0	0	0	0
Ending balance at December 31, 2019	$98	$36	$11	$146
Lease receivables	$27	$21	$8	$56
Loan receivables	$68	$12	$2	$82
Participated receivables from IBM	$3	$3	$1	$7

Related allowance, collectively evaluated for impairment	$23	$11	$3	$36
Related allowance, individually evaluated for impairment	$75	$26	$9	$110

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

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At September 30, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$7,536	$241	$165	$30	$88
EMEA	4,614	78	12	4	72
Asia Pacific	2,644	15	7	4	8
Total client financing receivables	$14,794	$334	$184	$38	$168
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there was a related allowance of $115 million. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2020, respectively.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,160	$179	$143	$10	$37
EMEA	710	24	11	1	16
Asia Pacific	404	9	2	0	7
Total lease receivables	$4,274	$213	$156	$11	$59

Americas	$6,173	$107	$66	$10	$56
EMEA	2,415	51	3	1	51
Asia Pacific	676	3	1	0	2
Total loan receivables	$9,264	$161	$69	$11	$110

Americas	$717	$8	$8	$1	$0
EMEA	1,671	7	7	1	1
Asia Pacific	1,922	6	5	1	1
Total participated receivables from IBM	$4,310	$21	$20	$3	$2

Total	$17,848	$394	$245	$25	$171
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $128 million is individually evaluated for impairment with a related allowance of $110 million. Financing income recognized on these receivables was immaterial for the three and nine months ended September 30, 2019, respectively.

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

Notes to Consolidated Financial Statements — (continued)

The following tables present the amortized cost basis or recorded investment for Client Financing receivables by credit quality indicator at September 30, 2020 and December 31, 2019, respectively. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. Effective January 1, 2020, under the new guidance for credit losses, the company discloses its credit quality by year of origination. Additionally, under the new guidance, the amortized cost is presented on a gross basis, whereas under the prior guidance, the company presented the recorded investment net of the allowance for credit losses. At September 30, 2020, the credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduces the risk to the company.

(Dollars in millions)	Americas		EMEA		Asia Pacific
At September 30, 2020	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$1,770	$1,283	$1,074	$1,301	$653	$239
2019	1,322	752	644	592	551	142
2018	994	483	354	286	412	162
2017	418	191	89	142	199	58
2016	107	75	39	45	134	29
2015 and prior	41	100	25	21	55	10
Total	$4,652	$2,884	$2,226	$2,387	$2,004	$640

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2019	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$55	$31	$732	$89	$89	$440	$88	$89
A1 – A3	700	88	124	1,166	178	237	71	271	934
Baa1 – Baa3	949	153	83	1,756	907	107	104	762	500
Ba1 – Ba2	733	206	61	1,461	532	159	49	442	245
Ba3 – B1	196	137	62	444	455	46	43	88	126
B2 – B3	236	45	32	513	228	33	4	18	26
Caa – D	13	5	2	32	15	3	2	0	2
Total	$3,133	$689	$396	$6,105	$2,403	$674	$714	$1,668	$1,921

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings during the nine months ended September 30, 2020 or for the year ended December 31, 2019.

7. Leases

Accounting for leases as a lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

(Dollars in millions)
For the three months ended September 30:	2020	2019
Financing lease revenue	$36	$50
Operating lease revenue	52	67
Variable lease revenue	5	6
Total lease revenue	$93	$124

Notes to Consolidated Financial Statements — (continued)

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Financing lease revenue	$129	$157
Operating lease revenue	165	216
Variable lease revenue	17	19
Total lease revenue	$310	$391

8. Borrowings:

Short-Term Debt

	Balance	Balance
(Dollars in millions)	9/30/2020	12/31/2019
Commercial paper	$—	$304
Short-term loans	43	49
Secured borrowings	72	280
Debt	$116	$633
Debt payable to IBM	5,897	8,194
Total	$6,012	$8,827

The weighted-average interest rate for commercial paper was 1.6 percent at December 31, 2019. The weighted-average interest rate for short-term loans was 3.7 percent and 5.2 percent at September 30, 2020 and December 31, 2019, respectively. The weighted-average interest rate for secured borrowings was 2.7 percent and 3.6 percent at September 30, 2020 and December 31, 2019, respectively. Short-term financing receivables pledged as collateral for short-term secured borrowings were $72 million at September 30, 2020 and $280 million at December 31, 2019. The weighted-average interest rate for debt payable to IBM was 0.4 percent and 1.6 percent at September 30, 2020 and December 31, 2019, respectively.

Notes to Consolidated Financial Statements — (continued)

Long-Term Debt

		Balance	Balance
(Dollars in millions)	Maturities	9/30/2020	12/31/2019
Long-term notes (weighted-average interest rate at September 30, 2020)
2.1%	2020	$1,500	$1,500
1.9%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$5,600	$5,600

Long-term loans (3.6% weighted-average interest rate at September 30, 2020)	2020-2024	120	113
Secured borrowings (4.1% weighted-average interest rate at September 30, 2020)	2020-2026	524	781
Long-term debt		$6,244	$6,495
Less: net unamortized discount		1	1
Less: net unamortized debt issuance costs		2	5
Add: fair value adjustment*		65	28
Debt		$6,307	$6,517
Debt payable to IBM (1.3% weighted-average interest rate at September 30, 2020)		7,975	8,751
Total		$14,281	$15,268
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $524 million at September 30, 2020 and $781 million at December 31, 2019.

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

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at September 30, 2020, are as follows:

	2020					2025 and
(Dollars in millions)	(Q4)	2021	2022	2023	2024	beyond	Total
Long-term debt	$1,587	$3,142	$643	$790	$82	$0	$6,244
Debt payable to IBM	1,226	3,249	2,151	884	369	96	7,975
Total	$2,813	$6,390	$2,794	$1,675	$451	$96	$14,219

Interest on Debt

The company recognized interest expense of $61 million and $227 million for the three and nine months ended September 30, 2020, of which $32 million and $116 million was interest expense on debt payable to IBM, respectively. The company recognized interest expense of $115 million and $400 million for the three and nine months ended September 30, 2019, of which $58 million and $189 million was interest expense on debt payable to IBM, respectively.

Notes to Consolidated Financial Statements — (continued)

Lines of Credit

On July 2, 2020, IBM and the company entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The new maturity dates for the 364-day and Three-Year Credit Agreements are July 1, 2021 and July 20, 2023, respectively. As of September 30, 2020, the company had no borrowings outstanding against the Credit Agreements.

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

9. Commitments:

The company’s extended lines of credit to third-party entities include unused amounts of $1.7 billion and $1.8 billion at September 30, 2020 and December 31, 2019, respectively. A portion of these amounts is available to the company’s business partners to support their working capital needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for approximately $5.2 billion and $5.4 billion at September 30, 2020 and December 31, 2019, respectively. Effective January 1, 2020, the company adopted the new accounting standard on credit losses, which resulted in the recognition of a related allowance for non-cancellable off-balance sheet commitments. Refer to note 2, “Accounting Changes,” for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at September 30, 2020. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” for additional information.

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

Notes to Consolidated Financial Statements — (continued)

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any recorded liabilities, including any changes to such liabilities for the quarter ended September 30, 2020 were not material to the Consolidated Financial Statements.

In accordance with the relevant accounting guidance, the company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. As of September 30, 2020, there were no such matters.

11. Equity Activity:

IBM Credit had no unrealized gains or (losses) on cash flow hedges and gains and losses on available-for-sale securities were immaterial during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$60	$8	$69
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$—	$—
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$61	$8	$69
(1)	These accumulated other comprehensive income (AOCI) components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the three months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(76)	$(17)	$(93)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$—	$—	$—
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	0	0	0
Total retirement-related benefit plans	$0	$0	$0
Other comprehensive income/(loss)	$(75)	$(17)	$(93)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(60)	$6	$(54)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	3	0	2
Total retirement-related benefit plans	$3	$0	$2
Other comprehensive income/(loss)	$(57)	$5	$(52)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the nine months ended September 30, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(56)	$(13)	$(69)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	—	—	—
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$1	$0	$1
Other comprehensive income/(loss)	$(55)	$(13)	$(68)
(1)	These AOCI components are included in the computation of net periodic pension cost. (Refer to note 13, "Retirement-Related Benefits," for additional information.)

Notes to Consolidated Financial Statements — (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2020	$(12)	$(19)	$(31)
Other comprehensive income before reclassification	(54)	0	(54)
Amount reclassified from accumulated other comprehensive income	—	2	2
Total change for the period	(54)	2	(52)
September 30, 2020	$(67)	$(16)	$(83)

*     Foreign currency translation adjustments are presented gross except for any associated hedges which are presented net of tax.

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
January 1, 2019	$(23)	$(10)	$(33)
Other comprehensive income before reclassification	(69)	0	(69)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(69)	1	(68)
September 30, 2019	$(92)	$(9)	$(101)

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

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Balance Sheet and are presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company also enters into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements. If derivatives exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019, the total derivative asset and liability positions would each have been reduced by $36 million and $18 million, respectively.

Interest Rate Risk

Fixed and Variable Rate Borrowings

The company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt

Notes to Consolidated Financial Statements — (continued)

(i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At September 30, 2020 and December 31, 2019, the total notional amount of the company's interest rate swap contracts with IBM was $2,550 million at both periods. The weighted average remaining maturity of these instruments at September 30, 2020 and December 31, 2019, was approximately 1.2 years and 2.0 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at September 30, 2020 and December 31, 2019.

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in member's interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At September 30, 2020 and December 31, 2019, the total notional amount of derivative contracts with IBM designated as net investment hedges was $870 million and $1,229 million, respectively. The weighted average remaining maturity of these instruments at September 30, 2020 and December 31, 2019, was 0.2 years at both periods.

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

There were no foreign exchange derivative contracts with third parties outstanding at September 30, 2020 and December 31, 2019.

Cumulative Basis Adjustments for Fair Value Hedges

At September 30, 2020 and December 31, 2019, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)
Line Item in the Consolidated Balance Sheet	At September 30,	At December 31,
in which the Hedged Item is Included:	2020	2019
Debt:
Carrying amount of the hedged item	$(2,613)	$(2,574)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(65)	(28)

Notes to Consolidated Financial Statements — (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the three months ended September 30:	2020	2019	2020	2019
Financing cost	$66	$122	$13	$9

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged (2)
For the three months ended September 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$0	$5	$12	$(8)

Total		$0	$5	$12	$(8)

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
			Consolidated
(Dollars in millions)			Income	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Statement	from AOCI		Effectiveness Testing (3)
ended September 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(34)	$67	Financing cost	$—	$—	$1	$12

Total	$(34)	$67		$—	$—	$1	$12
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

			Gains/(Losses) of
(Dollars in millions)	Total		Total Hedge Activity
For the nine months ended September 30:	2020	2019	2020	2019
Financing cost	$244	$419	$32	$16

Notes to Consolidated Financial Statements — (continued)

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized		Attributable to Risk
(Dollars in millions)	Income Statement	on Derivatives		Being Hedged (2)
For the nine months ended September 30:	Line Item	2020	2019	2020	2019
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$60	$57	$(37)	$(70)

Total		$60	$57	$(37)	$(70)

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
			Consolidated
(Dollars in millions)			Income			Amounts Excluded from
For the nine months	Recognized in OCI		Statement	Reclassified from AOCI		Effectiveness Testing (3)
ended September 30:	2020	2019	Line Item	2020	2019	2020	2019
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(23)	$49	Financing cost	$—	$—	$10	$28

Total	$(23)	$49		$—	$—	$10	$28
(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

For the three and nine months ended September 30, 2020 and 2019, there were no material gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

13. Retirement-Related Benefits:

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer, multiple-employer, or defined contribution plans as required by local regulations.

Multiemployer and Defined Contribution Plans:

IBM charges the company for multiemployer and defined contribution costs based on the number of employees. The charges are recorded in the company’s operating results in the Consolidated Income Statement. The amounts attributed to the company by IBM for the three and nine months ended September 30, 2020 and 2019 were not material.

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

Any gains or losses recorded to AOCI in the three and nine months ended September 30, 2020 and 2019, were not material.

Notes to Consolidated Financial Statements — (continued)

Costs related to multiple-employer plans are recorded in the company’s Consolidated Income Statement. The total costs for multiple-employer plans for the three and nine months ended September 30, 2020 and 2019, were not material.

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

Support Agreement

Pursuant to a Support Agreement between IBM and IBM Credit, IBM has agreed to retain, directly or indirectly, beneficial ownership of at least 51 percent of the equity voting interests in the company at all times. IBM has also agreed to cause the company to have a minimum consolidated tangible net worth of at least $50 million on the last day of each of the company’s fiscal years (with consolidated tangible net worth for purposes of this discussion of the Support Agreement understood to mean (a) the total assets of IBM Credit and its consolidated subsidiaries less (b) the intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries). IBM has also agreed to cause the company to maintain a leverage ratio not to exceed 11 to 1 for each of the company’s fiscal quarters. Leverage ratio for purposes of this discussion of the Support Agreement is understood to mean, for any calendar quarter, IBM Credit’s debt-to-equity ratio as reported in, and calculated in the manner set forth in, IBM Credit’s periodic report covering such fiscal quarter. In the event that the company’s leverage ratio at the end of any fiscal quarter is higher than 11 to 1, then, upon demand by the company, IBM has agreed to make or cause to be made a capital contribution to the company in an amount sufficient to cause the company’s leverage ratio to not exceed 11 to 1. The Support Agreement is not a guarantee by IBM of any indebtedness, other obligation, or liability of any kind of IBM Credit.

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

Within the Client Financing segment, the company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. These receivables earned interest income of $55 million and $160 million in the three and nine months ended September 30, 2020, respectively, an increase of $7 million and an increase of $15 million as compared to the same periods in 2019, respectively. The interest income is included in the Consolidated Income Statement as financing revenue. For additional information, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM.”

In addition, within Client Financing, in certain countries, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets used to support external, revenue-producing services contracts. This financing is included in the Consolidated Balance Sheet as financing receivables from IBM. For the three months ended September 30, 2020, the interest income earned from these receivables was $21 million, a decrease of $19 million as compared to the same period in 2019. For the nine months ended September 30, 2020, interest income earned was $81 million, a decrease of $48 million as compared to the same period in 2019. The declines in both periods were primarily driven by a decline in interest rates. The interest income is included in financing revenue in the Consolidated Income Statement. The amount of such financings outstanding was $3,937 million at September 30, 2020 and $3,870 million at December 31, 2019.

Notes to Consolidated Financial Statements — (continued)

Within the Commercial Financing segment, the company purchases interests in trade accounts receivable and other short-term receivables from IBM at a discount for which IBM Credit LLC assumes the associated credit risk of IBM’s clients. In the second quarter of 2019, the company suspended the program under which it purchases interests in IBM's trade accounts receivable. For the three months ended September 30, 2020, finance income earned from these receivables was $2 million, a decrease of $2 million as compared to the same period in 2019. For the nine months ended September 30, 2020, finance income earned from these receivables was $7 million, a decrease of $19 million as compared to the same period in 2019.

In addition, within Commercial Financing, the company provides financing which includes an interest free period to suppliers, distributors and resellers of IBM products and services, which is funded by IBM. Fee income earned from these arrangements for the three months ended September 30, 2020 was $21 million, a decrease of $13 million as compared to the same period in 2019. Fee income earned for the nine months ended September 30, 2020 was $86 million, a decrease of $30 million as compared to the same period in 2019. These fees are included in financing revenue in the Consolidated Income Statement and are deferred and recognized over the term of the financing arrangement.

The company had no outstanding accounts payable to IBM at September 30, 2020 as compared to $336 million at December 31, 2019, which primarily relates to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. These payables are settled on a net basis with receivables due from IBM related to amounts IBM collected from customers on the company’s behalf. In the third quarter of 2020, the account was in a receivable position and the net amount owed by IBM to IBM Credit is presented in other receivables from IBM in the Consolidated Balance Sheet. These accounts are non-interest bearing, short term in nature and expected to be settled in the normal course of business.

At September 30, 2020, other receivables from IBM of $814 million included $557 million of excess cash invested with IBM, and $251 million of receivables due from IBM primarily related to amounts IBM collected on the company’s behalf. At December 31, 2019, other receivables from IBM of $513 million included $509 million of excess cash invested with IBM. The company’s excess cash is invested with IBM in short-term interest bearing accounts, can be withdrawn upon demand and is presented in the investing section of the Consolidated Statement of Cash Flows. The company's interest income earned on cash invested with IBM declined $5 million and $18 million for the three and nine months ended September 30, 2020, respectively, as compared to the prior-year periods. The interest income is included in financing revenue in the Consolidated Income Statement.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short- and long-term funding. These loans are included in the Consolidated Balance Sheet as debt payable to IBM. Interest expense incurred on loans from IBM was $32 million and $116 million for the three and nine months ended September 30, 2020, respectively, as compared to $58 million and $189 million for the three and nine months ended September 30, 2019, respectively. Interest expense is included in financing cost in the Consolidated Income Statement. For additional information on short-term and long-term funding, see note 8, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $37 million and $45 million in the three months ended September 30, 2020 and 2019, respectively, and $109 million and $147 million for the nine months ended September 30, 2020 and 2019, respectively.

The company participates in the various IBM stock-based compensation plans, including awards of Restricted Stock Units and Performance Share Units. In addition, the company participates in certain multiemployer retirement-related and defined contribution plans that are sponsored by IBM. Amounts charged by IBM to the company related to stock-

Notes to Consolidated Financial Statements — (continued)

based compensation, multiemployer retirement-related and defined contribution plans during the periods reported were not material.

Expenses related to the services discussed above are included in selling, general and administrative expense in the Consolidated Income Statement. These expenses may not be indicative of the expenses that IBM Credit will incur in the future, or would have incurred if the company had obtained these services from a third party.

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $4 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $25 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively. These sales are recorded net in other (income) and expense in the Consolidated Income Statement.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Financial Results Summary — Three Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019	Change
Revenue	$266	$372	(28.6)%
Net margin	$174	$212	(18.0)%
Net margin percentage	65.3%	56.9%	8.4	pts.
Total expense and other (income)	$67	$81	(17.4)%
Income before income taxes	$107	$131	(18.3)%
Provision for income taxes	$21	$22	(3.4)%
Net income	$85	$109	(21.4)%
Net income margin	32.1%	29.1%	2.9	pts.

Financial Performance Summary — Three Months Ended September 30:

In the third quarter of 2020, the company delivered revenue of $266 million and net income of $85 million, compared to revenue of $372 million and net income of $109 million in the same period of 2019.

Total revenue declined $106 million, or 28.6 percent, in the third quarter of 2020 as compared to the same period in 2019, driven by a decrease in financing revenue of $91 million, or 29.9 percent, and a decline in operating lease revenue of $15 million, or 22.4 percent. The decrease in financing revenue primarily reflects the company’s wind down of OEM IT Commercial Financing operations and lower yields within Client Financing.

In the third quarter of 2020, net margin, which is calculated as revenue minus financing cost and depreciation of equipment under operating lease, was $174 million, a decrease of 18.0 percent when compared to the same period in 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $56 million and $12 million, respectively, when compared to the same period in the prior year. The decrease in financing cost was due to lower interest rates and a lower average debt balance. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 65.3 percent in the third quarter of 2020 increased 8.4 points as compared to the net margin percentage in the same period in 2019.

Total expense and other (income) of $67 million in the third quarter of 2020 decreased $14 million, or 17.4 percent, compared to the same period in 2019.

Pre-tax income of $107 million in the third quarter of 2020 decreased 18.3 percent as compared to the third quarter of 2019. The pre-tax income margin in the third quarter of 2020 of 40.1 percent increased on a year-to-year basis by 5.0 points.

The effective tax rate was 20.1 percent in the third quarter of 2020, an increase of 3.1 points compared to the third quarter of 2019.

Net income of $85 million decreased $23 million, or 21.4 percent, in the third quarter of 2020 as compared to the same period in 2019. In the third quarter of 2020, net income margin was 32.1 percent, an increase of 2.9 points on a year-to-year basis.

Management Discussion – (continued)

Net cash from operating activities was a use of cash of $118 million in the third quarter of 2020 compared to a source of cash of $70 million in the third quarter of 2019. The year-to-year change of $187 million was primarily driven by higher net cash payments to IBM related to outstanding accounts payable. Net cash provided by investing activities of $1,161 million in the third quarter of 2020 decreased by $1,017 million when compared to the prior-year period, primarily driven by a decrease in cash provided by short-term financing receivables which reflects the wind down of OEM IT Commercial financing operations in the prior year, partially offset by proceeds on the sale of financing receivables in the current year. Net cash used in financing activities of $1,032 million in the third quarter of 2020 was lower by $849 million when compared to the prior-year period, primarily driven by lower net settlements of debt.

Financial Results Summary —Nine Months Ended September 30:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019	Change
Revenue	$881	$1,265	(30.3)%
Net margin	$552	$719	(23.3)%
Net margin percentage	62.6%	56.9%	5.7	pts.
Total expense and other (income)	$212	$259	(17.9)%
Income before income taxes	$339	$460	(26.3)%
Provision for income taxes	$23	$195	(88.1)%
Net income	$316	$265	19.2%
Net income margin	35.8%	21.0%	14.9	pts.

			Yr.-to-Date
	At September 30,	At December 31,	Percent
(Dollars in millions)	2020	2019	Change
Assets	$23,626	$28,412	(16.8)%
Liabilities	$21,353	$25,726	(17.0)%
Member’s interest	$2,273	$2,686	(15.4)%

Debt-to-Equity

	At September 30,		At December 31,
	2020		2019
Debt-to-equity ratio*	8.9	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

Return on Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Net income	$85	$109	$316	$265
Annualized net income (1)	$341	$434	$421	$353
Average equity (2)*	$2,308	$2,612	$2,437	$2,952
Return on equity (1)/(2)	14.8%	16.6%	17.3%	12.0%

* Average of the ending member's interest for the last two quarters and four quarters, for the three and nine months ended September 30, respectively.

Financial Performance Summary —Nine Months Ended September 30:

In the first nine months of 2020, the company delivered revenue of $881 million and net income of $316 million. In the first nine months of 2019, the company had revenue of $1,265 million and net income of $265 million.

Management Discussion – (continued)

Total revenue declined $383 million, or 30.3 percent, in the first nine months of 2020 as compared to 2019, driven by a decrease in financing revenue of $332 million, or 31.6 percent, and by a decline in operating lease revenue of $51 million, or 23.8 percent. The decline in financing revenue primarily reflects the wind down of OEM IT Commercial Financing operations.

Net margin in the first nine months of 2020 was $552 million, a decrease of 23.3 percent when compared to the same period in 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $175 million and $41 million, respectively, when compared to the same period in the prior year. The decrease in financing cost was due to a lower average debt balance and lower interest rates. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin of 62.6 percent in the first nine months of 2020 increased 5.7 points as compared to the same period in 2019.

Total expense and other (income) of $212 million in the first nine months of 2020 decreased $46 million, or 17.9 percent, compared to the same period in 2019.

Pre-tax income of $339 million in the first nine months of 2020 decreased 26.3 percent as compared to the first nine months of 2019. The pre-tax income margin in the first nine months of 2020 of 38.5 percent increased year to year by 2.1 points.

The effective tax rate was 6.9 percent in the first nine months of 2020, a decrease of 35.6 points compared to the first nine months of 2019. The year-to-year change in the effective tax rate was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

Net income of $316 million increased 19.2 percent in the first nine months of 2020 as compared to the same period in 2019. In the first nine months of 2020, net income margin of 35.8 percent increased 14.9 points on a year-to-year basis.

Net cash from operating activities was a use of cash of $3 million in the first nine months of 2020 as compared to a source of cash of $95 million in the first nine months of 2019. Net cash provided by investing activities of $4,501 million in the first nine months of 2020 decreased by $4,874 million when compared to the prior-year period, primarily driven by a decrease in cash provided by short term financing receivables, which reflects the wind down of OEM IT Commercial financing operations in 2019, and a reduction in the cash invested with IBM in the prior year, partially offset by proceeds from the sale of financing receivables in the current year. Net cash used in financing activities of $4,447 million in the first nine months of 2020 was lower by $4,752 million when compared to the prior-year period, primarily driven by lower net settlements of debt.

Management Discussion – (continued)

Third Quarter and First Nine Months in Review

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the third quarter and first nine months of 2020 versus the third quarter and first nine months of 2019. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.				Yr.-to-Yr.
	Three Months Ended		Percent/		Nine Months Ended		Percent/
	September 30,		Margin		September 30,		Margin
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Client Financing
Revenue	$234	$292	(19.8)%		$757	$906	(16.5)%
Net margin	149	151	(1.3)%		456	472	(3.4)%
Net margin percentage	63.7%	51.8%	11.9	pts.	60.2%	52.1%	8.1	pts.
Pre-tax income	$91	$89	1.7%		$274	$303	(9.7)%
Pre-tax margin	38.7%	30.5%	8.2	pts.	36.2%	33.4%	2.7	pts.
Commercial Financing
Revenue	$32	$80	(60.5)%		$125	$359	(65.2)%
Net margin	25	61	(59.5)%		96	247	(61.1)%
Net margin percentage	77.2%	75.4%	1.8	pts.	77.0%	69.0%	8.0	pts.
Pre-tax income	$16	$42	(61.2)%		$66	$158	(58.3)%
Pre-tax margin	50.8%	51.7%	(0.9)	pts.	52.7%	43.9%	8.7	pts.
Total Segments
Revenue	$266	$372	(28.6)%		$881	$1,265	(30.3)%
Net margin	174	212	(18.0)%		552	719	(23.3)%
Net margin percentage	65.3%	56.9%	8.4	pts.	62.6%	56.9%	5.7	pts.
Pre-tax income	$107	$131	(18.3)%		$339	$460	(26.3)%
Pre-tax margin	40.1%	35.1%	5.0	pts.	38.5%	36.4%	2.1	pts.

Client Financing

Client Financing revenue of $234 million in the third quarter of 2020 declined $58 million, or 19.8 percent, as compared to the same period in 2019. The decline was driven by lower yields and a decline in operating lease revenue of $15 million. Client Financing revenue of $757 million in the first nine months of 2020 declined $149 million, or 16.5 percent, as compared to the same period in 2019, primarily driven by lower yields and a decline in operating lease revenue of $51 million.

Net margin decreased $2 million, or 1.3 percent in the third quarter of 2020 as compared to the same period in 2019. Net margin decreased $16 million, or 3.4 percent in the first nine months of 2020 as compared to the same period in 2019, driven by a decline in revenue, partially offset by a decrease in interest expense of $90 million, and a decrease in depreciation expense of $41 million. The decrease in interest expense was mainly due to lower interest rates compared to the prior-year period.

Pre-tax income increased $1 million, or 1.7 percent in the third quarter of 2020 as compared to the same period in 2019. Pre-tax income decreased $29 million, or 9.7 percent in the first nine months of 2020 as compared to 2019, driven by higher provisions for credit losses of $50 million and a decline in net margin, partially offset by an increase in gains on sale of equipment of $28 million.

Management Discussion – (continued)

Commercial Financing

Commercial Financing revenue of $32 million in the third quarter of 2020 declined $49 million, or 60.5 percent, as compared to the same period in 2019. Commercial Financing revenue of $125 million in the first nine months of 2020 declined $234 million, or 65.2 percent, as compared to the same period in 2019. The decline in both periods primarily reflects the wind down of OEM IT Commercial Financing operations.

Net margin decreased $36 million, or 59.5 percent, and decreased $151 million, or 61.1 percent, as compared to the prior-year period, for the three- and nine-month periods ended September 30, 2020, respectively. The decreases in both periods were driven by declines in revenue, partially offset by decreases in interest expense. The decreases in interest expense were due to a lower average debt balance and lower interest rates in the current-year periods.

Pre-tax income in the third quarter of 2020 decreased $25 million, or 61.2 percent, as compared to the same period in 2019. The year-to-year decrease was driven by a lower net margin, partially offset by lower SG&A expenses of $14 million. For the first nine months of 2020, pre-tax income decreased $92 million, or 58.3 percent, as compared to the same period in 2019. The year-to-year decrease was driven by a lower net margin and a prior-year divestiture gain of $16 million, partially offset by lower SG&A expenses of $60 million. The decline in SG&A expense for both periods is in line with the wind down of OEM IT Commercial Financing operations.

Geographic Revenue

The following provides revenue performance by geography.

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Revenue	$266	$372	(28.6)%
Geographies
Americas	$156	$229	(32.0)%
Europe/Middle East/Africa (EMEA)	62	80	(22.9)
Asia Pacific	48	63	(23.1)

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Revenue	$881	$1,265	(30.3)%
Geographies
Americas	$531	$749	(29.1)%
Europe/Middle East/Africa (EMEA)	197	307	(35.9)
Asia Pacific	154	209	(26.1)

Americas revenue of $156 million decreased $74 million, or 32.0 percent, in the third quarter of 2020 compared to the same period in 2019, driven by declines in financing revenue of $69 million. EMEA revenue of $62 million declined $18 million, or 22.9 percent, in the third quarter of 2020 compared to the same period in 2019, driven by declines in financing revenue of $12 million. Asia Pacific revenue of $48 million decreased $15 million, or 23.1 percent, in the third quarter of 2020 when compared to the same period in 2019, driven by declines in financing revenue of $10 million, as well as declines in operating lease revenue of $5 million.

Americas revenue of $531 million decreased $218 million, or 29.1 percent, in the first nine months of 2020 compared to the first nine months of the prior year, driven by declines in financing revenue of $207 million. EMEA revenue of $197 million declined $110 million, or 35.9 percent, driven by declines in financing revenue of $89 million. Asia Pacific revenue of $154 million decreased $55 million, or 26.1 percent, driven by declines in financing revenue of $35 million, as well as declines in operating lease revenue of $19 million.

Management Discussion – (continued)

The decline in financing revenue for the three and nine months ended September 30, 2020, primarily reflects the wind down of OEM IT Commercial Financing operations and includes lower yields in Americas.

Expense

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the three months ended September 30:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$80	$87	(7.3)%
Provisions for/(benefit from) credit losses	4	(1)	nm
Other (income) and expense	(17)	(5)	234.0
Total expense and other (income)	$67	$81	(17.4)%
Total expense-to-revenue ratio	25.1%	21.7%	3.4	pts.

nm - not meaningful

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the nine months ended September 30:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$232	$281	(17.6)%
Provisions for/(benefit from) credit losses	49	(4)	nm
Other (income) and expense	(68)	(18)	276.9
Total expense and other (income)	$212	$259	(17.9)%
Total expense-to-revenue ratio	24.1%	20.5%	3.6	pts.

nm - not meaningful

Total expense and other (income) of $67 million decreased $14 million, or 17.4 percent, in the third quarter of 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, total expense and other (income) of $212 million decreased $46 million, or 17.9 percent, as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analyses by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$39	$38	2.5%
Contracted services	5	4	30.2
Functional support services and other related party expenses	37	45	(18.4)
Total selling, general and administrative expense	$80	$87	(7.3)%

Management Discussion – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$110	$122	(9.5)%
Contracted services	12	12	(1.4)
Functional support services and other related party expenses	109	147	(25.6)
Total selling, general and administrative expense	$232	$281	(17.6)%

Total SG&A expense decreased $6 million or 7.3 percent in the third quarter of 2020 as compared to the third quarter of 2019, driven by a decline in functional support services of $8 million. Total SG&A expense decreased $49 million, or 17.6 percent, in the first nine months of 2020 as compared to the prior-year period, driven by a decline in functional support services and other SG&A of $38 million and $12 million, respectively, which primarily reflects the wind down of OEM IT Commercial Financing operations. For additional information on functional support services, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Credit Losses

Provisions for credit losses increased $4 million and $53 million for the three- and nine-month periods ended September 30, 2020, respectively, as compared to the prior-year periods. The increase in the third quarter of 2020 was primarily driven by higher specific reserves in Americas. The increase for the first nine months of 2020 was primarily driven by higher unallocated and specific reserves in Americas and EMEA. For additional information on provisions for credit losses, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the three months ended September 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(1)	$2	nm
(Gains)/losses on sale of equipment upon lease termination	(13)	(9)	45.2%
Other expense and (income)	(3)	2	nm
Total other (income) and expense	$(17)	$(5)	234.0%

nm - not meaningful

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the nine months ended September 30:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$(9)	$2	nm
(Gains)/losses on sale of equipment upon lease termination	(56)	(28)	101.1%
Other expense and (income)	(3)	8	nm
Total other (income) and expense	$(68)	$(18)	276.9%

nm - not meaningful

Management Discussion – (continued)

Other (income) and expense was $17 million of income in the third quarter of 2020, as compared to $5 million of income in the same period of 2019. Other (income) and expense was $68 million of income in the first nine months of 2020 as compared to $18 million of income in the same period of 2019, driven primarily by higher gains from sales of equipment returned from lease.

Taxes

For the three months ended September 30, 2020, the company recorded a provision for income taxes of $21 million and an effective tax rate of 20.1 percent compared to a provision of $22 million and an effective tax rate of 17.0 percent for the three months ended September 30, 2019. For the nine-month period ended September 30, 2020, the company reported a provision for income taxes of $23 million and an effective tax rate of 6.9 percent compared to a provision of $195 million and an effective tax rate of 42.4 percent for the same period in 2019. The year-to-year change in the effective tax rate for the nine-month period ended September 30, 2020 was primarily driven by a $40 million discrete tax benefit in the first quarter of 2020, attributable to a valuation allowance release on deferred tax assets, as compared to an additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform.

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

The amount of unrecognized tax benefits at September 30, 2020 of $10 million remained unchanged when compared to December 31, 2019.

If the company’s provision for income taxes had been prepared using the separate return method without modification for the benefits-for-loss approach, total taxes included in net income reported would have been $11 million and $30 million higher in the three and nine months ended September 30, 2020, as compared to $9 million and $33 million higher in the three and nine months ended September 30, 2019, respectively, due to the “Global Intangible Low-Taxed Income” provision. For additional information, see note 1, “Basis of Presentation.”

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

Management Discussion – (continued)

Total assets of $23,626 million at September 30, 2020 declined $4,785 million (including a decrease of $33 million from currency) as compared to year-end 2019, primarily driven by:

●	A decline in total financing receivables of $5,185 million (including a decrease of $7 million from currency), primarily driven by a decline in Client Financing receivables of $3,613 million and a decline in Commercial Financing receivables of $1,572 million. These declines are primarily seasonal, resulting from collections of higher year-end balances and also include sales of Client Financing receivables of $1,565 million. For additional information relating to the sale of financing receivables, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

At September 30, 2020 substantially all Client Financing and Commercial Financing assets were IT related and approximately 58 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no exposure to consumers, a decrease of 7 points year to year, and flat compared to June 30, 2020. The reduction in investment grade year to year was driven primarily by rating changes within the existing portfolio of clients. IBM Credit continues to apply its rigorous credit policies, particularly in industries and countries disrupted by COVID-19, as it relates to the origination of new business. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflect mitigating credit enhancement actions taken by the customer, which reduces the risk to the company.

The company has a long-standing practice of taking mitigation actions, in certain circumstances, to transfer credit risk to third parties, with enhanced focus in this unprecedented environment of the COVID-19 pandemic. These actions may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease.

Total liabilities of $21,353 million at September 30, 2020 decreased $4,373 million (including a decrease of $13 million from currency), as compared to year-end 2019, primarily driven by:

●	A decrease in total debt of $3,801 million (including an increase of $14 million from currency), including a decrease in debt payable to IBM of $3,074 million and a decrease in debt with third parties of $727 million. The decline in the first nine months of 2020 was driven by lower funding requirements associated with financing receivables; and
●	A decrease in accounts payable to IBM of $336 million (including a decrease of $8 million from currency). For additional information see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Total member’s interest of $2,273 million at September 30, 2020 declined by $413 million as compared to year-end 2019, primarily driven by:

●	Cash distributions to IBM of $636 million;
●	Foreign currency translation loss of $52 million; and
●	Adoption of the guidance on current expected credit losses of $41 million; partially offset by
●	Net income for the first nine months of 2020 of $316 million.

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

Originations

	Three Months Ended		Yr.-to-Yr.	Nine Months Ended		Yr.-to-Yr.
	September 30,		Percent	September 30,		Percent
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Client Financing	$2,521	$2,887	(12.7)%	$9,091	$8,915	2.0%
Commercial Financing	3,119	4,474	(30.3)%	9,491	30,910	(69.3)%
Total originations	$5,639	$7,361	(23.4)%	$18,582	$39,825	(53.3)%

In the third quarter of 2020, the company originated $2,521 million of Client Financing receivables as compared to $2,887 million in the third quarter of 2019. The company originated $9,091 million of Client Financing receivables in the first nine months of 2020 as compared to $8,915 million in the first nine months of 2019. The decrease of $366 million in the third quarter ended September 30, 2020 was driven by a decrease in OEM volumes, as compared to the same period in the prior year. The increase of $176 million in the first nine months ended September 30, 2020, was driven by higher lease and services volumes partially offset by decreases in OEM volumes, as compared to the same periods in the prior year. The higher lease volumes in the current year are driven by higher participation in IBM Z and reflects IBM’s Systems performance in relation to their product cycle.

In the third quarter of 2020, the company originated $3,119 million of Commercial Financing receivables as compared to $4,474 million in the third quarter of 2019. The company originated $9,491 million of Commercial Financing receivables in the first nine months of 2020 as compared to $30,910 million in the first nine months of 2019. The decreases of $1,355 million and $21,419 million in the third quarter and first nine months, respectively, as compared to the same periods in the prior year, primarily reflect the wind down of OEM IT Commercial Financing operations.

Segment Assets

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Client Financing	2020	2019	Change
Financing receivables, net	$10,429	$13,978	(25.4)%
Equipment under operating leases, net	130	212	(38.8)
Financing receivables from IBM	3,937	3,870	1.8
Receivables participated from IBM, net	4,171	4,303	(3.1)
Total assets	$18,667	$22,362	(16.5)%

			Yr.-to-Date
(Dollars in millions)	At September 30,	At December 31,	Percent
Commercial Financing	2020	2019	Change
Financing receivables, net	$1,835	$3,387	(45.8)%
Receivables purchased from IBM, net	36	56	(35.3)
Total assets	$1,871	$3,443	(45.7)%

The decrease in Client Financing assets of $3,695 million at September 30, 2020 as compared to December 31, 2019 was driven by cash collections of financing receivables in excess of new originations, as a result of higher year-end balances, and by the company’s sale of certain financing receivables for the nine months ended September 30, 2020. For additional information on the sale of receivables, see note 6, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Management Discussion – (continued)

The Client Financing receivables portfolio at September 30, 2020 represented the following industry profile: Financial (35 percent), Manufacturing (16 percent), Government (13 percent), Services (12 percent), Retail (7 percent), Communications (6 percent), Other (6 percent), and Healthcare (5 percent).

The Client Financing receivables portfolio at December 31, 2019 represented the following industry profile: Financial (36 percent), Manufacturing (15 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (5 percent).

The decrease in Commercial Financing assets of $1,572 million at September 30, 2020 as compared to December 31, 2019, was primarily driven by seasonality resulting from collections of higher year-end balances.

The assets of the company were financed with $20,294 million of total debt at September 30, 2020, as compared to $24,095 million of debt at December 31, 2019.

Financing Receivables and Allowances

The following table presents financing receivables excluding miscellaneous receivables and loan financing to IBM’s Global Technology Services segment which the company considers collectible and without third-party risk.

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Amortized cost/Recorded investment (1)(2)	$16,673	$21,301
Specific allowance for credit losses	122	114
Unallocated allowance for credit losses	81	42
Total allowance for credit losses	202	155
Net financing receivables	$16,471	$21,145
Allowance for credit losses coverage	1.2%	0.7%
(1)	Prior to the January 1, 2020 adoption of the guidance on current expected credit losses, presentation was recorded investment, subsequent to adoption presentation is amortized cost.
(2)	The amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value), adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. Recorded investment excluded residual value.

Upon the adoption of the guidance on current expected credit losses, the percentage of financing receivables reserved increased from 0.7 percent at December 31, 2019, to 0.9 percent at January 1, 2020, primarily driven by a 75.3 percent increase in unallocated reserves. The percentage of financing receivables reserved increased from 0.9 percent at January 1, 2020, to 1.2 percent at September 30, 2020, which included an increase in unallocated reserves and an overall decline in financing receivables.

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2020 *	Additions / (Releases) **	Write-offs ***	Other +	September 30, 2020
$193	$41	$(27)	$(5)	$202
*	Opening balance does not equal the allowance at December 31, 2019 due to the adoption of the guidance on current expected credit losses. Refer to note 2, “Accounting Changes,” for additional information.

**Additions for Allowance for Credit Losses are charged to expense.

***	Refer to note A, “Significant Accounting Policies,” in the company’s 2019 Form 10-K for additional information regarding allowance for credit loss write-offs.
+	Primarily represents translation adjustments.

Expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $4 million for the three months ended September 30, 2020 as compared to a release of $1 million for the same period in 2019. The increase was driven by higher specific reserves in Americas in the third quarter.

Management Discussion – (continued)

Expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $49 million for the nine months ended September 30, 2020 as compared to a release of $4 million for the same period in 2019. The increase was primarily driven by higher unallocated and specific reserves in Americas and EMEA.

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

The following table presents the recorded amount of unguaranteed residual value for direct financing and operating leases at September 30, 2020 and December 31, 2019. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at September 30, 2020 and December 31, 2019, is expected to be returned to the company.

Unguaranteed Residual Value

	At	At	Estimated Run Out of September 30, 2020 Balance
	December 31,	September 30,				2023 and
(Dollars in millions)	2019	2020	2020	2021	2022	Beyond
Sales-type and direct financing leases	$531	$376	$23	$79	$130	$144
Operating leases	84	60	34	19	4	3
Total unguaranteed residual value	$615	$436	$56	$98	$135	$147
Related original amount financed	$9,048	$6,664
Percentage	6.8%	6.5%

Liquidity and Capital Resources

IBM Credit funds current and future obligations through the generation of cash flows from operations and its access to the short- and long-term capital markets, as well as the support given by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets at September 30, 2020 was primarily comprised of loans from IBM.

At September 30, 2020, the debt-to-equity ratio was 8.9 to 1 as compared to 9.0 to 1 at December 31, 2019. Refer to the company’s debt-to-equity ratio on page 46 for additional information.

The company made cash distributions to IBM of $225 million and $636 million, respectively for the three and nine months ended September 30, 2020. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

In 2017, the company established a commercial paper program under which the company is permitted to issue unsecured commercial paper notes from time to time, up to a maximum aggregate amount outstanding at any one time of $5 billion. At September 30, 2020, there was no commercial paper outstanding.

Management Discussion – (continued)

On July 2, 2020, IBM and the company entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The new maturity dates for the 364-day and Three-Year Credit Agreements are July 1, 2021 and July 20, 2023, respectively. As of September 30, 2020, the company had no borrowings outstanding against the Credit Agreements.

As part of the company’s cash and liquidity management, IBM Credit sold $854 million and $1,565 million of Client Financing receivables which qualified as true sales for the three and nine months ended September 30, 2020, resulting in a benefit to cash flows from investing activities of $860 million and $1,575 million for the three and nine months ended September 30, 2020, respectively.

The major rating agencies’ ratings on the company’s debt securities at September 30, 2020 appear in the following table and remain unchanged from December 31, 2019.

	STANDARD	MOODY’S
	AND	INVESTORS
	POOR’S	SERVICE
Long-term debt	A	A2
Commercial paper	A-1	Prime-1

IBM and IBM Credit LLC remain committed to a target leverage profile consistent with a single A credit rating within a couple of years.

IBM Credit will continue with a disciplined financial policy and is committed to maintaining strong investment grade credit ratings. The company does not have “ratings trigger” provisions in its debt covenants or documentation, which would allow the holders to declare an event of default and seek to accelerate payments thereunder in the event of a change in credit rating.

In July 2017, the UK's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced that it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The use of LIBOR is primarily within the company's Commercial Financing segment where agreements are short term in nature and generally range from 30 to 90 days. The company continues to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including risk management, internal operational readiness and monitoring the FASB standard-setting process for additional updates to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. However, it is not expected to have a material impact in the consolidated financial results.

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

Management Discussion – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the nine months ended September 30:	2020	2019
Net cash provided by/(used in) operating activities	$(3)	$95
Net cash provided by investing activities	4,501	9,374
Net cash used in financing activities	(4,447)	(9,199)

At September 30:	2020	2019
Cash and cash equivalents	$1,745	$2,079
Cash invested with IBM, available on-demand (1)	557	601
Committed credit facilities (2)	5,000	5,000
(1)	Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented in other receivables from IBM in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. For additional information, see note 14, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)	The Credit Agreements were entered into and amended on July 2, 2020.

Net cash from operating activities was a use of cash of $3 million in the first nine months of 2020 as compared to a source of cash of $95 million in the first nine months of 2019.

Net cash provided by investing activities in the first nine months of 2020 decreased by $4,874 million as compared to the first nine months of 2019 primarily driven by the following factors:

●	Short-term financing receivables were a net source of cash of $1,445 million and $7,242 million in the first nine months of 2020 and 2019, respectively. The year-to-year change of $5,797 million reflects higher net collections in the prior year as a result of the wind down of OEM IT Commercial Financing operations; and
●	A decrease in cash provided by other receivables with IBM of $1,411 million driven by a use of cash of $40 million in the first nine months of 2020, as compared to a source of cash of $1,371 million in the first nine months of 2019. The decline reflects a reduction to the levels of cash invested with IBM in the prior year; partially offset by
●	Proceeds from the sale of financing receivables of $1,575 million in the current year.

Net cash used in financing activities in the first nine months of 2020 was lower by $4,752 million as compared to the first nine months of 2019 primarily driven by the following factors:

●	A decrease in net cash used in debt transactions of $4,206 million due to lower funding requirements associated with financing receivables; and
●	A decrease in net cash distributions to IBM of $546 million, which reflects the company's objective of achieving a target debt-to-equity ratio of 9 to 1.

Management Discussion – (continued)

Debt

	At September 30,	At December 31,
(Dollars in millions)	2020	2019
Short-term debt
Debt	$116	$633
Debt payable to IBM	5,897	8,194
Total short-term debt	$6,012	$8,827

Long-term debt
Debt	$6,307	$6,517
Debt payable to IBM	7,975	8,751
Total long-term debt	$14,281	$15,268
Total debt	$20,294	$24,095

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM. The decrease in total debt during the first nine months of 2020 was primarily due to lower funding requirements associated with financing receivables.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings was $596 million at September 30, 2020 and $1,062 million at December 31, 2019.

For additional information on the company’s debt and debt payable to IBM, see note 8, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in note 12, “Derivative Financial Instruments.”

Interest on Debt

The company recognized interest expense of $61 million and $227 million for the three and nine months ended September 30, 2020, respectively, of which $32 million and $116 million was interest expense on debt payable to IBM in each of those periods, respectively. The company recognized interest expense of $115 million and $400 million for the three and nine months ended 2019, respectively, of which $58 million and $189 million was interest expense on debt payable to IBM in each of those periods, respectively.

The decrease in interest expense in the third quarter and first nine months of 2020 as compared to the same periods in 2019 was driven by a lower average debt balance and a decrease in interest rates on both internal and external borrowings. Interest expense is presented in cost of financing in the Consolidated Income Statement.

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

Management Discussion – (continued)

The company’s debt-to-equity ratio was 8.9 to 1 at September 30, 2020, as compared to the debt-to-equity ratio of 9.0 to 1 at December 31, 2019. Total member’s interest of $2,273 million declined by $413 million, or 15.4 percent, while total debt of $20,294 million, decreased by $3,801 million, or 15.8 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Looking Forward

In 2017, IBM Global Financing’s legal entity structure was reorganized globally to consolidate Client Financing and Commercial Financing under IBM Credit which drives operational benefits. The company has access to the short- and long-term debt markets as an issuer in the capital markets and as a borrower from IBM. In 2020, the company made distributions to IBM of $636 million. The company will continue to target a debt-to-equity ratio of 9.0 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio. Absent other funding alternatives, a protracted period where the company or IBM could not access the capital markets would likely lead to a slowdown in originations. Financing originations, which determine the asset base of the company’s annuity-like business, are also dependent upon the demand for IT products and services as well as client participation rates.

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

IBM Credit has policies in place designed to manage the risks involved in financing, including credit losses, residual values, liquidity, currency and interest rates, with enhanced focus in this unprecedented environment of the COVID-19 pandemic. These policies may include credit insurance, financial guarantees, nonrecourse borrowings, transfers of receivables recorded as true sales in accordance with accounting guidance or sales of equipment under operating lease. Sales of receivables arrangements are also utilized in the normal course of business as part of the company’s cash and liquidity management. In the nine months ended September 30, 2020, the company sold $1,565 million of Client Financing receivables which qualified as true sales.

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

Management Discussion – (continued)

Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. IBM and IBM Credit’s client profile and annuity base provide some level of stability, not only in revenue, but also in profit and cash as the company manages through these challenging times. In the third quarter of 2020, IBM experienced some disruptions in transactional performance and delays in some services projects which is reflected within the company’s financing originations along with product cycle dynamics within IBM’s Systems segment.

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

For the period ended September 30, 2020, the company assessed certain accounting-related matters that generally require consideration of current information reasonably available and utilized forecasted financial data to help assess future impacts to the company as a result of the COVID-19 pandemic. The accounting matters assessed included but were not limited to, the allowances for credit losses, net investments in sales-type or direct financing leases and any significant lease modifications. These assessments did not result in any material impacts to the consolidated financial results as of and for the quarter ended September 30, 2020. IBM Credit will continue to assess these matters in future periods. While the company’s geographically diverse client base, product and client knowledge, and strategy to substantially match-fund the term, currency and interest rate variability of its debt to the underlying financing assets should enable prudent management of the business going forward, there can be no assurance that impacts will not be material to the consolidated financial results in future periods given the inherent uncertainty as it relates to the magnitude and/or duration of the pandemic.

On October 8, 2020, IBM announced a plan to separate the managed infrastructure services unit of its Global Technology Services segment into a new public company with an estimated completion by the end of 2021. IBM Credit will continue to monitor the progression of this spin-off and its impact to the company.

Forward-looking and Cautionary Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the company’s current assumptions regarding future business and financial performance. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the following: the company’s financial condition being in large part dependent upon IBM; the impact on the company of IBM's proposed separation of the managed infrastructure services unit of its Global Technology Services segment; a downturn in the economic environment; innovations in the technology sector impacting clients’ propensity to enter in financing arrangements; the company’s reliance on partner relationships; client credit risk and an inability to collect receivables in a timely manner, which could impact financial results; changes to residual value, which could affect the profitability of lease transactions; impact of exposure to currency and financing risks and changes in market liquidity conditions; changes in financial regulation, supervision and licensing laws and regulations; changes in local legal, economic, political and health conditions; cybersecurity and data privacy considerations; risks from legal proceedings and investigatory risks; adverse effects from tax matters; impacts of business with government clients; the company’s use of accounting estimates; ineffective internal controls; and other risks, uncertainties and factors discussed in Item 1A, “Risk Factors” in the company’s Annual Report Form 10-K filed on February 28, 2020 with the SEC or in materials incorporated therein or herein by reference. Except as required by law, the company assumes no obligation to update or revise any forward-looking statements.

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

IBM CREDIT LLC
(Registrant)

Date:	October 28, 2020

		By:	/s/ Adam Wilson
Adam Wilson
Vice President, Finance