Form 10-K
period 2020-12-31
IBM CREDIT LLC
filed 2021-02-26
CIK 1225307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐ No  ☒

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

Client Financing provides financing to end-user clients, which consists of large, medium-sized and small corporations and other businesses, primarily for their purchases of IBM products and services. Client Financing also provides loans to IBM to finance the acquisition of IT assets used in client services contracts. The company believes the financing arrangements are predominantly for products and services that are critical to the end-user clients’ business operations.

Commercial Financing provides working capital financing to suppliers, distributors, and resellers primarily of IBM products and services. In 2019, the company wound down the original equipment manufacturers’ (OEM) IT portion of its Commercial Financing operations. In the fourth quarter of 2020, the company expanded its financial flexibility within the Commercial Financing segment. The company entered into an agreement with a third-party investor to sell up to $3 billion of IBM Commercial Financing receivables, at any one time, on a revolving basis. The transfers of these receivables under this agreement are expected to qualify as true sales when they occur. These sales began in December in the United States and Canada and are expected to expand to certain other countries through the first half of 2021. The initial term of the agreement is three years. In the fourth quarter of 2020, the company sold $515 million of IBM Commercial Financing receivables under the agreement.

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

Client Financing

The company provides leases and loan financing to end-user clients and acquires installment payment plans offered to end-user clients by IBM. End-user clients are primarily IBM clients who elect to finance their acquisition of IBM’s hardware, software, and services to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Client Financing solutions are typically delivered as follows:

●	Leases, Loans and Installment Payment Plans: Leases are primarily sales-type, direct financing and operating leases for IBM’s hardware. Loans are made to end-user clients primarily to finance purchases of IBM software and services, and are generally unsecured. These leases and loans are typically documented in contracts between IBM Credit and the end-user client.

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

Item 1. Business – (continued)

●	Other Financing to IBM: The company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT, which IBM uses in external, revenue-producing client services contracts. The loan portfolio balance is renewed and repriced periodically with a net settlement for advances on new equipment acquisitions or repayments of principal on prior acquisitions. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Client Financing solutions are typically marketed and sold by IBM Credit employees, primarily in cooperation with IBM and business partner sales teams during the product and services sales cycle. Client Financing solutions are generally offered at market rates that are competitive with what individual clients could obtain from other lenders. Client Financing solutions may also be offered at discounted rates, resulting from financing incentives primarily provided by IBM or business partners through various financing incentive programs, allowing IBM Credit to realize a market yield. For additional information, see the “Financing Incentive Programs” section.

The company recovers the residual value of leased equipment by selling assets to IBM that have been returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. For additional information on the residual value of leased assets and the sale of equipment returned from lease to IBM, see note A, “Significant Accounting Policies,” and note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Commercial Financing

IBM Credit provides working capital financing to suppliers (primarily consisting of IBM products and services), distributors (typically third parties that purchase IT products from suppliers and provide those products to resellers) and resellers. This financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the client, but may be collateralized by inventory or accounts receivable. This financing may also include factoring, in which IBM Credit purchases receivables from suppliers, distributors or resellers.

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

In 2019, the company wound down the OEM IT portion of its Commercial Financing operations. In the fourth quarter of 2020, the company expanded its financial flexibility within the segment by entering into an agreement with a third-party investor to sell up to $3 billion of its IBM Commercial Financing receivables, at any one time, on a revolving basis over the agreement’s three-year term.

Financial Regulation and Supervision

IBM Credit’s operations are subject to financial regulation, including licensing requirements and supervision, within and outside the U.S. Although IBM Credit operates in all 50 states and in certain U.S. territories, the company is only required to be licensed for the type of financing it provides in a very limited number of states or territories. The company believes it is in material compliance with all licensing requirements in these states and territories. None of the company’s lender licenses are consumer finance licenses, as the company does not extend credit to consumers. In certain of these jurisdictions, as a result of being licensed as a non-bank lender, the company is, or may be subject to compliance examinations, audits or information requests, including with respect to client complaints, by the relevant licensing agency. With respect to the type of commercial financing activities conducted by IBM Credit, state and local laws in the

Item 1. Business – (continued)

U.S. generally regulate debt collection practices and creditors’ rights, establish maximum interest rates and other charges and prohibit discrimination in the extension of credit and related activities.

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

Portfolio Risk Management

IBM Credit conducts a credit evaluation of its clients prior to extending financing. The credit evaluation takes into account current information about the client, such as published credit ratings, financial statements, news reports and current market implied credit analysis, as well as the current economic environment, outstanding obligations to the company and prior collection history. In some cases, commercial factors, including IBM’s relationship with a client, are also considered in making origination and other business decisions. Counterparty risks are managed at an overall IBM level and all subsidiaries, including IBM Credit, operate within those policies, principles and delegations. When appropriate, actions are taken to mitigate credit risk, such as requiring the inclusion of covenants from the client to protect against credit deterioration during the life of the obligation and obtaining credit enhancements, such as payment guarantees and letters of credit. The company performs additional credit evaluations of its clients on a regular basis. These evaluations have required enhanced focus in this unprecedented environment of the novel coronavirus (COVID-19) pandemic. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

IBM Credit employs a rigorous process to optimize portfolio risk and to obtain additional credit capacity in support of new business opportunities. IBM Credit engages in portfolio risk mitigation by entering into various non-recourse and limited recourse agreements with third parties consisting primarily of domestic and foreign financial institutions including banks, commercial and vendor finance companies, equipment lessors, credit insurers and other specialty finance companies. Third party arrangements may be funded or unfunded and include participations, sales and assignments, factoring, credit insurance, and other credit risk mitigation structures under discretionary or committed facilities. The company also sells financing receivables and operating leases (and related assets) to third parties.

Financing Incentive Programs

From time to time, IBM sponsors financing incentive programs that allow the company to offer waived or reduced rate financing for marketing program offerings and sales promotions. Pursuant to these programs, IBM offers a discount to IBM Credit that enables the company to realize a market yield on any Client Financing agreements entered into either directly or indirectly under these incentive programs. Market yield is based on the credit quality of the client and the length of the contract.

The volume of financing incentive programs sponsored by IBM and the split of those programs between leases and loans may vary over time depending upon the marketing strategies.

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

Borrowing Relationship

The company has credit facilities with IBM that allow the company to obtain short- and long-term funding on an as-needed basis and the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets. The general terms of the loans under these credit facilities are set forth in standard intercompany loan agreements, which include standard default clauses (including failure to pay interest or principal when due, bankruptcy and ceasing to be a wholly owned subsidiary). IBM Credit is entitled to prepay loans issued under these credit facilities from time to time, subject to payment of any agreed penalty or premium. Loans with IBM under such agreements are included in the Consolidated Balance Sheet as debt payable to IBM. Interest expense incurred on these borrowings from IBM is included in financing cost in the Consolidated Income Statement. For additional information on short- and long-term funding, see note H, “Borrowings,” to the Consolidated Financial Statements.

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

Expenses related to the services discussed above are included in Selling, General and Administrative (SG&A) expense in the Consolidated Income Statement. It is not practical to estimate the actual costs that would have been incurred had IBM Credit been a separate company during the periods presented. These costs also may not be indicative of the expenses that IBM Credit will incur in the future or would have incurred if the company had obtained these services from a third party.

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

Competition

The company operates in a highly competitive environment, where financing for users of IBM hardware, software and services is available through a variety of sources. The company’s strong relationship with IBM provides the company with access to capital and the ability to manage increased exposures, each of which generates a competitive advantage. The key competitive factors in Client Financing and Commercial Financing include interest rates charged, IT product experience, client service, contract flexibility, ease of doing business, global capabilities and residual values. In providing financing solutions to clients, the company primarily competes with non-captive financing entities and financial institutions.

Human Capital

IBM develops and delivers innovative technologies including hybrid cloud, AI, and quantum, for clients whose businesses the world relies on. IBM Credit generally draws from IBM’s overall talent pool, while also attracting and developing its own workforce. IBM Credit employees have specific skills and experience to support the company’s financing operations, such as portfolio risk management, account management and client services skills, combined with a deep knowledge of IBM’s client base and offerings.

IBM Credit’s workforce benefits from a wide array of IBM human capital initiatives while developing its own programs tailored to the specific development needs of its workforce. The company supports a diverse and inclusive workplace which leads to greater innovation, agility, performance and engagement, enabling both business growth and societal impact.

Item 1. Business – (continued)

Like IBM, IBM Credit is committed to the health, safety and well-being of its employees. Never has this been more important than in 2020 as the company faced the COVID-19 pandemic. The company has supported the health, safety, and well-being of its employees by restricting travel, cancelling in-person meetings and events and transitioning the entire workforce to work remotely. Employees are supported with 24/7 access to IBM’s world-class Health and Safety team, education, timely updates and forums to ask questions and raise concerns.

At December 31, 2020, IBM Credit and its subsidiaries employed approximately 2,100 people globally.

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

Available Information

IBM Credit files reports with the Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, IBM’s website (www.ibm.com/investor) contains a significant amount of information about IBM Credit, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. These materials are available free of charge on or through IBM’s website.

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

Item 1A. Risk Factors.

Risks Related to Our Business

The Company’s Financial Condition is in Large Part Dependent upon IBM: A significant portion of IBM Credit’s financing business consists of financing associated with the sale of IBM’s products and services. Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. Participation rates reflect the propensity of IBM’s clients to finance their transactions through IBM Credit in lieu of paying IBM up-front cash or financing through a third party. As discussed on page 6 under “Financing Incentive Programs,” IBM Credit participates in certain marketing programs in conjunction with IBM that allow the company to offer financing to end-user clients, which provides IBM Credit with a competitive advantage in financing IBM’s offerings. Any change in these marketing programs or IBM’s distribution methods, or any reduction in the company’s ability to offer competitively priced financing to IBM end-user clients, could reduce the company’s participation rates in IBM’s product and service offerings, which could have a material adverse effect on the business, financial condition, results of operations and cash flows of the company. IBM also provides IBM Credit with other types of operational and administrative support, which are integral to the conduct of the company’s business. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements. Any changes in the levels of support from IBM could also negatively impact the company’s results. Further, if there were significant changes in IBM’s liquidity or capital position, the quality of IBM’s offerings, transfers of ownership of IBM’s products or services, or other factors impacting IBM or its products, such changes could significantly affect IBM Credit’s financial condition and results of operations. In addition, IBM has one of the strongest brand names in the world, and its brand and overall reputation could be negatively impacted by many factors, including if IBM does not continue to be recognized for its industry-leading technology and solutions and as a hybrid cloud and AI leader. If negative perceptions tarnish IBM’s or IBM Credit’s brand image and reputation, IBM Credit’s ability to attract and retain customers and talent could be impacted. The success of IBM’s business and operations and demand for IBM products and services are subject to a number of risks, including, among others:

●	IBM’s ability to reach its growth and productivity objectives under its long-term business strategy;
●	IBM’s ability to continue its cutting-edge innovation and ability to commercialize such innovations;
●	Risks from IBM’s investments in key strategic areas to drive revenue growth and market share;
●	IBM’s relationship with its critical suppliers;
●	Quality issues with IBM products;
●	IBM’s reliance on third party distribution channels and ecosystems; and
●	Risks from IBM’s acquisitions, alliances, dispositions and other strategic transactions, including IBM’s proposed separation of the Managed Infrastructure Services Unit of its Global Technology Services segment, as well as integration challenges.

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

Downturn in Economic Environment Could Impact the Company’s Business: If there is a downturn in the economic environment, generally or specific to certain industries in which IBM Credit’s clients operate, including downturns associated with the COVID-19 pandemic, clients may be unable to meet their debt obligations and they may not enter into new financing arrangements, which could negatively impact the company’s financial results.

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

Due to the Company’s Global Presence, Its Business and Operations Could Be Impacted by Local Legal, Economic, Political, Health and Other Conditions, including the COVID-19 Pandemic: The company is a global business, so changes in the laws or policies of the countries in which the company operates, or inadequate development or enforcement of laws or policies, could affect the company’s business and overall results of operations. Further, the company may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. Substantial revisions that U.S. and foreign governments are undertaking or considering in areas such as the regulation and supervision of financial institutions, including financing and leasing companies, may have an effect on the company’s structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. The company’s results of operations could also be affected by economic and political changes around the world and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and foreign currencies and adverse changes in trade relationships between countries. Further, if the company expands its client base and the scope of its offerings, both within the U.S. and globally, the company may be impacted by additional regulatory or other risks, including compliance with U.S. and foreign financial industry laws and regulations, data privacy requirements, enforcement of intellectual property protection, anti-money laundering laws, tax laws, anti-competition regulations, anti-corruption laws, and import, export and trade restrictions. Further, uncertainty has been created by international trade disputes. Tariffs and sanctions resulting from these disputes could affect IBM’s ability to move goods and services across borders, or could impose added costs to those activities, which could impact the company’s operations. Measures taken to date by IBM and the company to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could negatively affect customer demand and the company’s operations. For example, on March 11, 2020, the World Health Organization (WHO) declared the novel coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. In the current macroeconomic environment, clients continue to balance short-term challenges and opportunities for transformation. Their short-term priorities continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance. Additionally, clients’ short-term priorities, as well as quarantines, limitations on travel and other factors associated with the COVID-19 pandemic may result in delays in some services projects. Another example, the U.K.’s withdrawal from the E.U., commonly referred to as “Brexit”, has caused global economic, trade and regulatory uncertainty. The company is actively monitoring and planning for possible impacts from Brexit.

Item 1A. Risk Factors – (continued)

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

The Company’s Use of Accounting Estimates Involves Judgment and Could Impact the Company’s Financial Results: The application of generally accepted accounting principles requires the company to make estimates and assumptions about certain items and future events that directly affect the company’s reported financial condition, including considering financial implications of the macroeconomic impacts of the COVID-19 pandemic. In addition, adopting new accounting standards can also pose challenges to the company. The company’s most critical accounting estimates including the methods used by management to estimate the amount of uncollectible receivables are described in note A, “Significant Accounting Policies,” to the Consolidated Financial Statements. In addition, as discussed in note K, “Contingencies and Commitments,” to the Consolidated Financial Statements, the company makes certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

Risks Related to Financing Activity

The Company’s Financial Performance Could be Impacted by Its Ability to Collect Receivables in a Timely Manner and Result in Incurring Potential Unexpected Credit Losses: Changes in the concentration of credit and the credit risk of IBM Credit’s clients can be impacted by global, country, industry and client specific economic conditions, including sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic, which in turn may impact clients’ working capital and their ability to make scheduled payments on the company’s financing receivables. In addition, client disputes regarding product quality, service delivery, amounts due to the company under Total Solution Offerings or other circumstances, may cause clients to delay scheduled payments when due. IBM Credit’s ability to collect receivables and generate sufficient cash to meet its business obligations, including servicing its debt, can have a significant impact on the company’s business operations.

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

The Company’s Financial Performance Could be Impacted by Exposure to Currency and Financing Risks and Changes in Market Liquidity Conditions: The company derives a significant percentage of its revenues and costs from its

Item 1A. Risk Factors – (continued)

operations in local currency environments, which are affected by changes in the relative values of the U.S. dollar and foreign currencies. Further, inherent in the company’s business are risks related to the interest rate and currency fluctuations on the associated debt and liabilities. Changes in interest rates or changes in the global economy (including currency fluctuations and sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic) could have a negative impact on both revenue and net margin. Although the company seeks to substantially match fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company employs several strategies to manage these risks, including the use of derivative financial instruments. However, there can be no assurance that the company’s efforts to manage its currency and financing risks will be successful. The company’s financial performance is exposed to a wide variety of industry sector dynamics worldwide that could impact IBM Credit’s ability to generate sufficient cash to service its debt. The company’s earnings and cash flows, as well as its access to funding, could be negatively impacted by changes in market liquidity conditions. For more information about the company’s liquidity position, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K.

IBM Credit’s ability to fund the company’s operations depends on its ability to generate cash. This is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other conditions that are beyond the company’s control.

Risks Related to Laws and Regulations

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

Item 1A. Risk Factors – (continued)

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

Risks Related to Cybersecurity and Data Privacy

Cybersecurity and Privacy Considerations Could Impact the Company’s Business: There are numerous and evolving risks to cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists, nation states, and competitors; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely as a result of the COVID-19 pandemic. Computer hackers and others routinely attack the security of the company’s technology systems and networks using a wide variety of methods, including malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering to fraudulently induce customers, contractors, business partners, vendors, employees, and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. The company is at risk of security breaches not only of its own systems and networks, but also those of its clients, contractors, business partners, vendors, employees and other third parties. Cyber threats are continually evolving, making it difficult to defend against such threats and vulnerabilities that can persist undetected over extended periods of time. The systems utilized by the company involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, and personal information of employees, clients and others. Successful cybersecurity attacks or other security incidents could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, client, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denial of service. In the event of such actions, the company, its clients, and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential clients, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. To date, while the company continues to monitor for, identify, investigate, respond to and remediate cybersecurity incidents, there have not been cybersecurity incidents that have had a material adverse effect on the company, though there is no assurance that there will not be cybersecurity incidents that will have a material adverse effect in the future.

The global regulatory environment with regard to cybersecurity, privacy and data protection issues is increasingly complex and will continue to impact the company’s business, including through increased risk, increased costs and expanded or otherwise altered compliance obligations. The enactment and expansion of data protection and privacy laws and regulations around the globe, including an increased focus on international data transfer mechanisms driven by the European Court of Justice decision in the Schrems II matter; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity; the potential for damages, fines and penalties; and the potential regulation of new and emerging technologies will continue to result in increased compliance costs and risks.

Item 1A. Risk Factors – (continued)

Risks Related to Ownership of the Company’s Securities

Risks Related to the Company’s Securities: The company has issued debt securities in the capital markets, with a variety of different maturities. The value of the company’s debt securities fluctuates based on many factors, including the methods employed for calculating principal and interest, the maturity of the securities, the aggregate principal amount of securities outstanding, the redemption features for the securities, the level, direction and volatility of interest rates, changes in exchange rates, exchange controls, governmental regulations and other factors over which the company has little or no control. The company’s ability to pay interest and repay the principal for its debt securities is dependent upon its ability to manage its business operations, as well as the other risks described under this Item 1A, “Risk Factors.” There can be no assurance that the company will be able to manage any of these risks successfully. In addition, changes by any rating agency to the company’s outlook or credit ratings can negatively impact the value and liquidity of the company’s debt securities. The company does not make a market in its debt securities and cannot provide any assurances with respect to the liquidity or value of such securities. Further, a secondary market may never develop or be maintained for any series of the debt securities. If a secondary market does develop, it may not continue or it may not be sufficiently liquid to allow bondholders to resell debt securities if or when desired or at a price that bondholders consider acceptable.

On February 24, 2021, the company issued notices to redeem $1.75 billion of outstanding debt securities. Following this redemption and the maturities of other debt securities which occurred earlier in the first quarter of 2021, the company will not have any outstanding debt securities in the capital market.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

IBM Credit is a Delaware limited liability company and an indirect, wholly owned subsidiary of IBM. At December 31, 2020, all limited liability company interests in IBM Credit were owned by the Member, which is also an indirect, wholly owned subsidiary of IBM. The company has no other class of equity securities issued and outstanding. Dividends are declared and paid by IBM Credit as determined by its Board of Managers. The company paid $894 million in cash distributions to IBM during 2020.

Item 6. Selected Financial Data.

IBM Credit has omitted this section pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management Discussion and Analysis of Financial Condition and Results of Operations” (Management Discussion and Analysis) is designed to provide readers with an overview of the business and a narrative on the company’s financial results and certain factors that may affect its future prospects from the perspective of the company’s management. The Management Discussion and Analysis presents an overview of the key performance drivers in 2020.

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

Lease and loan contracts between IBM Credit and end-user clients are included in the Consolidated Balance Sheet as financing receivables or equipment under operating leases, and the revenue is included as financing revenue or operating lease revenue in the Consolidated Income Statement.

In certain countries, IBM originates leases, loans and installment payment plans with its end-user clients and IBM Credit acquires the related receivables (and related assets underlying the leases) at a discounted purchase price under certain financing incentive programs. IBM Credit accounts for the acquisition of these receivables as a purchase of receivables. These receivables are included within financing receivables in the Consolidated Balance Sheet. Income is recognized by the company over the term of the financing, and the income is recorded as financing revenue in the Consolidated Income Statement.

For IBM Total Solution Offerings in certain countries, as well as for certain government and other contracts, IBM Credit is not a party to IBM’s contract with the end-user client. Instead, IBM directly provides the end-user client with the lease, loan or installment payment plan. IBM Credit acquires a participation interest in IBM receivables that represents the financing portion of such transactions and assumes the associated credit risk of the IBM end-user client from IBM. These participation interests are included in the Consolidated Balance Sheet as receivables purchased/participated from

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

IBM and the financing income earned from these receivables is included in financing revenue in the Consolidated Income Statement.

The company also provides loans to IBM, primarily in support of its Global Technology Services segment’s acquisition of IT assets which IBM uses in external, revenue-producing client services contracts. This financing is included in the Consolidated Balance Sheet as financing receivables from IBM. The financing income earned from these receivables is included in financing revenue in the Consolidated Income Statement.

The company sells to IBM equipment returned from lease at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment from the company at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. These sales are recorded net within the Client Financing segment in other (income) and expense in the Consolidated Income Statement.

Commercial Financing provides working capital financing to suppliers, distributors and resellers of IT products and services where the company generally extends payment terms in the range of 30 to 90 days. A portion of the interest cost may include financing incentives from IBM to cover an interest-free period. Financing may take the form of loans to distributors and resellers, which are generally unsecured obligations of the clients, but may be collateralized by inventory or accounts receivable. These financing transactions are included in the Consolidated Balance Sheet as financing receivables and the financing income is included in financing revenue in the Consolidated Income Statement. Income earned from financing incentives related to Commercial Financing is included in financing revenue in the Consolidated Income Statement and is recognized over the term of the financing. In 2019, the company wound down the OEM IT portion of its Commercial Financing operations. In the fourth quarter of 2020, the company expanded its financial flexibility within the Commercial Financing segment by entering into an agreement with a third-party investor to sell up to $3 billion of its IBM Commercial Financing receivables, at any one time, on a revolving basis over the agreement’s three-year term.

The company also purchases interests in certain of IBM’s other accounts receivable at a discount and assumes the credit risk of IBM’s clients. These transactions are included in receivables purchased/participated from IBM in the Consolidated Balance Sheet and the financing income is included in financing revenue in the Consolidated Income Statement. The discount is recognized as financing revenue over the term of the financing.

The company allocates interest expense and SG&A expense to each of its operating segments. Interest expense is allocated based on average assets in each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

Key drivers of the company’s financial results include the overall health of the economy and its impact on corporate IT budgets, interest rates and originations. Financing originations, which determine the asset base of the annuity-like business, are also dependent upon the demand for IT products and services, IBM’s product cycles and services offerings and client participation rates. Participation rates reflect the propensity of clients to finance their transactions through the company in lieu of paying the supplier up-front with cash or financing through a third party. The COVID-19 pandemic was an unprecedented global challenge in 2020 and IBM experienced some disruptions in transactional performance, shorter duration software transactions and delays in some services projects, which impacted the company’s financing originations. Product cycle dynamics within IBM’s Systems segment also impacted financing originations. The economy can also impact the credit quality of the company’s receivables portfolio and therefore the level of provision for expected credit losses. Interest rates and the overall economy (including currency fluctuations) can affect both revenue and net margin. Interest rates directly impact the company by increasing or decreasing financing revenue and associated borrowing costs.

Within the Management Discussion and Analysis, certain columns and rows and other figures may not add due to the use of rounded numbers for disclosure purposes. Percentages reported are calculated from the underlying whole-dollar numbers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Year in Review

The following section provides a summary of the company’s consolidated financial results for 2020 as compared to 2019:

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2020	2019	Change
Revenue	$1,128	$1,600	(29.5)%
Net margin	$714	$913	(21.9)%
Net margin percentage	63.2%	57.1%	6.2	pts.
Total expense and other (income)	$247	$295	(16.1)%
Income before income taxes	$466	$619	(24.6)%
Provision for income taxes	$54	$188	(71.5)%
Net income	$413	$430	(4.1)%
Net income margin	36.6%	26.9%	9.7	pts.

			Yr.-to-Date
(Dollars in millions)			Percent
At December 31:	2020	2019	Change
Assets	$23,953	$28,412	(15.7)%
Liabilities	$21,731	$25,726	(15.5)%
Member’s interest	$2,222	$2,686	(17.3)%

At December 31:	2020		2019
Debt-to-equity ratio*	8.9	x	9.0	x
*	The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of Member’s interest in the company at the end of the reporting period presented.

Return on Equity

(Dollars in millions)
At December 31:	2020	2019
Net income (1)	$413	$430
Average equity (2)*	$2,394	$2,899
Return on equity (1)/(2)	17.2%	14.8%
*	Average of the ending balance of Member’s interest for the last five quarters.

In 2020, the company delivered revenue of $1,128 million and net income of $413 million. In 2019, the company had revenue of $1,600 million and net income of $430 million.

Total revenue declined $471 million, or 29.5 percent, in 2020 as compared to 2019, driven by a decrease in financing revenue of $405 million, or 30.6 percent, and by a decline in operating lease revenue of $66 million, or 23.9 percent. The decrease in financing revenue primarily reflects the company’s wind down of OEM IT Commercial Financing operations and lower yields within Client Financing. The decline in operating lease revenue was due to lower average asset balances in 2020 compared to 2019.

In 2020, net margin, which is calculated as revenue less financing cost and depreciation of equipment under operating lease, was $714 million, a decrease of $200 million, or 21.9 percent, as compared to 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $217 million and $54 million, respectively,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

when compared to the prior year. The decrease in financing cost was due to lower interest rates and a lower average debt balance. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 63.2 percent in 2020 increased by 6.2 points compared to the prior year.

Total expense and other (income) of $247 million decreased $47 million, or 16.1 percent, in 2020 compared to $295 million in 2019.

Pre-tax income of $466 million in 2020 decreased 24.6 percent as compared to the prior year. The pre-tax income margin percentage of 41.3 percent in 2020 increased on a year-to-year basis by 2.7 points.

The effective tax rate for 2020 was 11.5 percent, a decrease of 19.0 points, as compared to 2019. The year-to-year change in the effective tax rate was primarily driven by additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform. For additional information, see note L, “Taxes,” to the Consolidated Financial Statements.

Net income of $413 million decreased $18 million, or 4.1 percent, in 2020 as compared to 2019. In 2020, net income margin was 36.6 percent, an increase of 9.7 points on a year-to-year basis.

Net cash from operating activities was a use of cash of $136 million in 2020 as compared to a source of cash of $231 million in 2019, primarily driven by a net use of cash of $293 million related to cash settled with IBM in relation to Commercial Financing receivables classified as held for sale in the fourth quarter of 2020. Net cash provided by investing activities of $5,752 million was $1,560 million lower than the prior year, primarily driven by a decrease in cash provided by short term financing receivables, which reflects the wind down of OEM IT Commercial Financing operations in 2019, and a reduction to other receivables with IBM in 2019. This was partially offset by proceeds from the sales of Client Financing receivables and a decline in originations of financing receivables in the current year. Net cash used in financing activities of $5,554 million was $2,125 million lower than the prior year, primarily driven by lower net settlements of debt. For additional information relating to the sale of financing receivables, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2020	2019	Change
Client Financing
Revenue	$976	$1,187	(17.7)%
Net margin	596	624	(4.4)%
Net margin percentage	61.1%	52.6%	8.5	pts.
Pre-tax income	$388	$434	(10.6)%
Pre-tax margin	39.8%	36.6%	3.2	pts.
Commercial Financing
Revenue	$152	$413	(63.2)%
Net margin	117	289	(59.4)%
Net margin percentage	77.2%	70.1%	7.2	pts.
Pre-tax income	$78	$184	(57.6)%
Pre-tax margin	51.4%	44.6%	6.7	pts.
Total Segments
Revenue	$1,128	$1,600	(29.5)%
Net margin	714	913	(21.9)%
Net margin percentage	63.2%	57.1%	6.2	pts.
Pre-tax income	$466	$619	(24.6)%
Pre-tax margin	41.3%	38.7%	2.7	pts.

Client Financing

Client Financing revenue of $976 million in 2020 decreased by $210 million, or 17.7 percent, as compared to 2019, driven by lower yields, a lower average asset balance and a decline in operating lease revenue of $66 million.

Net margin decreased $28 million, or 4.4 percent, as compared to 2019, driven by a decline in revenue, partially offset by a decrease in interest expense of $129 million, and a decrease in depreciation expense of $54 million. The decrease in interest expense was mainly due to lower interest rates compared to the prior year.

Pre-tax income decreased $46 million, or 10.6 percent, in 2020 as compared to 2019, driven by a higher provision for expected credit losses of $44 million and a decline in net margin, partially offset by an increase in gains on sales of equipment of $21 million and gains on sales of financing receivables of $20 million.

Commercial Financing

Commercial Financing revenue of $152 million in 2020 declined $261 million, or 63.2 percent, as compared to 2019, primarily reflecting the wind down of OEM IT Commercial Financing operations.

Net margin decreased $172 million, or 59.4 percent, as compared to 2019, driven by a decline in revenue, partially offset by a decrease in interest expense of $89 million. The decrease in interest expense was due to a lower average debt balance and lower interest rates, when compared to the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Pre-tax income decreased $106 million, or 57.6 percent, as compared to 2019. The year-to-year decrease was driven by a lower net margin and a prior-year divestiture gain, partially offset by lower SG&A expenses of $68 million, which was in line with the wind down of OEM IT Commercial Financing operations.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2020	2019	Change
Revenue	$1,128	$1,600	(29.5)%
Geographies
Americas	$678	$958	(29.2)%
Europe/Middle East/Africa (EMEA)	256	375	(31.7)
Asia Pacific	195	267	(27.1)

Americas revenue of $678 million decreased $280 million, or 29.2 percent, in 2020 as compared to 2019, driven by a decline in financing revenue of $265 million. EMEA revenue of $256 million decreased $119 million, or 31.7 percent, driven by a decline in financing revenue of $92 million. Asia Pacific revenue of $195 million decreased $72 million, or 27.1 percent, driven by a decline in financing revenue of $49 million, as well as a decline in operating lease revenue of $24 million.

The declines in financing revenue across all geographies primarily reflects the wind down of OEM IT Commercial Financing operations and includes lower yields in Americas.

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the year ended December 31:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$314	$372	(15.6)%
Provision for/(benefit from) expected credit loss expense	41	(5)	nm
Other (income) and expense	(107)	(72)	48.8
Total expense and other (income)	$247	$295	(16.1)%
Total expense-to-revenue ratio	21.9%	18.4%	3.5	pts.

nm - not meaningful

Total expense and other (income) of $247 million decreased $47 million, or 16.1 percent, in 2020 as compared to 2019. For additional information regarding total expense and other (income), see the following analysis by category.

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$143	$159	(9.6)%
Contracted services	19	18	4.6
Functional support services and other related party expenses	151	195	(22.4)
Total selling, general and administrative expense	$314	$372	(15.6)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total SG&A expense decreased $58 million, or 15.6 percent, as compared to 2019, driven by a decline in functional support services and other SG&A of $44 million and $15 million, respectively, which primarily reflects the wind down of OEM IT Commercial Financing operations. For additional information on support expenses charged by IBM, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.

Provision for Expected Credit Loss

The provision for expected credit loss expense was an addition of $41 million in 2020 as compared to a release of $5 million in 2019. The increase was primarily driven by higher unallocated and specific reserves in Americas and EMEA. Refer to note A, “Significant Accounting Policies,” for additional information on allowances for credit losses.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the year ended December 31:	2020	2019	Change
Other (income) and expense
Foreign currency transaction (gains)/losses	$(1)	$1	nm
(Gains)/losses on sale of equipment	(99)	(78)	26.4%
Other expense and (income)	(7)	5	nm
Total other (income) and expense	$(107)	$(72)	48.8%

nm - not meaningful

Total other (income) and expense was $107 million of income in 2020, as compared to $72 million in 2019, driven primarily by higher gains from sales of equipment of $21 million and an increase in other income of $13 million. The increase in other income reflects gains on sales of financing receivables of $20 million, partially offset by a prior-year divestiture gain.

Income Taxes

The effective tax rate for 2020 was 11.5 percent, a decrease of 19.0 points, as compared to 2019. The decrease in the effective tax rate was primarily driven by additional tax expense of $116 million in the first quarter of 2019 related to U.S. tax reform. For additional information, see note L, “Taxes,” to the Consolidated Financial Statements.

Financial Position Summary

The company’s primary use of funds is to originate financing receivables and operating leases with end-users, suppliers, distributors, resellers and IBM. Financing receivables consist of sales-type leases and loans to end-user clients, purchases of installment payment plans from IBM and working capital financing to suppliers, distributors and resellers. Operating leases are for IBM and OEM IT products. Receivables purchased/participated from IBM include receivables that have been participated to IBM Credit and purchased interests in certain of IBM’s short-term receivables. Financing receivables from IBM include loan financing to IBM’s Global Technology Services segment. For additional information relating to financing activities with IBM, see note C, “Relationship with IBM and Related Party Transactions.”

Total assets of $23,953 million at December 31, 2020, decreased $4,459 million (including an increase of $465 million from currency) as compared to year-end 2019, driven by a decline in total financing receivables of $4,826 million (including an increase of $424 million from currency), primarily driven by a decline in Client Financing and Commercial Financing receivables of $3,197 million and $1,629 million, respectively. The declines reflect sales of Client Financing and Commercial Financing receivables of $2,471 million, and $515 million, respectively. For

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

additional information relating to the sale of financing receivables, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

At December 31, 2020, approximately 62 percent of the total portfolio, excluding financing receivables from IBM and receivables purchased from IBM, was with investment grade clients with no direct exposure to consumers, a decrease of 4 points year to year and an increase of 4 points when compared to September 30, 2020. The reduction in investment grade year to year was driven primarily by rating changes within the existing portfolio of clients, partially offset by the wind down of OEM IT Commercial Financing operations. The company continues to apply its rigorous credit policies, particularly in industries and countries disrupted by COVID-19, as it relates to the origination of new business. This investment grade percentage is based on the credit ratings of the companies in the portfolio and reflect mitigating credit enhancement actions taken by the customer, which reduces the risk to the company.

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

Total liabilities of $21,731 million at December 31, 2020, decreased $3,995 million (including an increase of $349 million from currency) as compared to year-end 2019 primarily driven by a decrease in total debt of $4,275 million (including an increase of $337 million from currency), including a decrease in debt with third parties of $2,300 million and a decrease in debt payable to IBM of $1,975 million. These declines were driven by lower funding requirements associated with financing receivables.

Total Member’s interest of $2,222 million at December 31, 2020 decreased $464 million as compared to December 31, 2019, primarily as a result of:

●	Cash distributions to IBM of $894 million;
●	Adoption of the guidance on current expected credit losses of $41 million; partially offset by
●	Net income of $413 million; and
●	Foreign currency translation loss of $37 million.

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

The Client Financing origination values presented below include participations and exclude the company’s loans to IBM’s Global Technology Services segment, which are executed under a loan facility and are not considered originations. In addition, assets originated with the intent to sell to a third party and assets originated and sold in the same quarter are excluded from Client Financing and Commercial Financing originations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Originations

(Dollars in millions)			Percent
For the year ended December 31:	2020	2019	Change
Client Financing	$13,343	$14,252	(6.4)%
Commercial Financing	12,465	35,627	(65.0)%
Total originations	$25,808	$49,878	(48.3)%

For the year ended December 31, 2020, the company originated $13,343 million of Client Financing leases and loans, as compared to $14,252 million for the year ending December 31, 2019. The year-to-year decrease of $909 million was primarily driven by a decrease in OEM volumes. For the year ending December 31, 2020, the company originated $12,465 million of Commercial Financing receivables as compared to $35,627 million for the year ending December 31, 2019. The decrease of $23,162 million as compared to the prior year primarily reflects the wind down of OEM IT Commercial Financing operations.

Segment Assets

	Client Financing			Commercial Financing
			Yr.-to-Yr.			Yr.-to-Yr.
(Dollars in millions)			Percent			Percent
For the year ended December 31:	2020	2019	Change	2020	2019	Change
Financing receivables, net	$10,462	$13,978	(25.2)%	$1,760	$3,387	(48.0)%
Equipment under operating leases, net	95	212	(55.1)	—	—	—
Financing receivables from IBM	3,959	3,870	2.3	—	—	—
Receivables purchased and participated from IBM, net	4,532	4,303	5.3	54	56	(4.1)
Total assets	$19,048	$22,362	(14.8)%	$1,814	$3,443	(47.3)%

Total Client Financing assets of $19,048 million at December 31, 2020 decreased $3,313 million as compared to year-end 2019, primarily driven by the sale of financing receivables in the current year.

The Client Financing receivables portfolio at December 31, 2020 represented the following industry profile: Financial (38 percent), Manufacturing (15 percent), Government (14 percent), Services (11 percent), Retail (7 percent), Communications (5 percent), Healthcare (5 percent) and Other (6 percent). The receivables portfolio at December 31, 2019 represented the following industry profile: Financial (36 percent), Manufacturing (15 percent), Government (13 percent), Services (11 percent), Retail (7 percent), Communications (6 percent), Healthcare (6 percent) and Other (5 percent).

The decrease in Commercial Financing assets of $1,629 million at December 31, 2020, as compared to December 31, 2019, reflects sales of financing receivables in the current year and the wind down of OEM IT Commercial Financing operations. For additional information on financing receivables see note F, "Financing Receivables, Receivables Purchased/Participated from IBM."

The financing assets of the company were funded with $19,820 million of total debt at December 31, 2020, as compared to $24,095 million of debt at December 31, 2019. The decline of $4,275 million was primarily driven by lower funding requirements associated with financing receivables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Financing Receivables and Allowances

The following table presents net financing receivables (excluding miscellaneous receivables and loan financing to IBM’s Global Technology Services segment, which the company considers collectible and without third party risk).

(Dollars in millions)
At December 31:	2020	2019
Amortized cost/Recorded investment (1)(2)	$17,008	$21,301
Specific allowance for credit losses	126	114
Unallocated allowance for credit losses	75	42
Total allowance for credit losses	201	155
Net financing receivables	$16,808	$21,145
Allowance for credit losses coverage	1.2%	0.7%
(1)Prior to the January 1, 2020 adoption of the guidance on current expected credit losses, presentation was recorded investment, subsequent to adoption presentation is amortized cost.
(2)The amortized cost basis of a financial asset represents the original amount of the financing receivable (including residual value), adjusted for unearned income, deferred initial direct costs, cash collected, write-offs and any foreign exchange adjustments. Recorded investment excluded residual value.

Upon the adoption of the guidance on current expected credit losses, the percentage of financing receivables reserved increased from 0.7 percent at December 31, 2019, to 0.9 percent at January 1, 2020, primarily driven by a 75.3 percent increase in unallocated reserves. The percentage of financing receivables reserved increased from 0.9 percent at January 1, 2020, to 1.2 percent at December 31, 2020, which includes an increase in unallocated and specific reserves and an overall decline in financing receivables.

Roll Forward of Financing Receivables Allowance for Credit Losses

(Dollars in millions)

January 1, 2020 *	Additions / (Releases) **	Write-offs ***	Other +	December 31, 2020
$193	$35	$(30)	$3	$201
*	Opening balance does not equal the allowance at December 31, 2019 due to the adoption of the guidance on current expected credit losses. Refer to note B, “Accounting Changes,” for additional information.

** Additions/(Releases) for Allowance for Credit Losses are charged to expense.

***	Refer to note A, “Significant Accounting Policies,” for additional information regarding allowance for credit loss write-offs.
+	Primarily represents recoveries of amounts previously written off and translation adjustments.

The provision for expected credit loss expense (including impacts from off-balance sheet commitments which are recorded in other liabilities) was an addition of $41 million in 2020, compared to a release of $5 million in 2019. The increase was primarily driven by higher unallocated and specific reserves in Americas and EMEA.

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

The following table presents the recorded amount of unguaranteed residual value for sales-type and direct financing leases, as well as operating leases at December 31, 2020 and 2019. In addition, the table presents the residual value as a percentage of the related original amount financed and a run out of when the unguaranteed residual value assigned to equipment on leases at December 31, 2020 is expected to be returned to the company.

Unguaranteed Residual Value

	Total		Estimated Run Out of 2020 Balance
(Dollars in millions)						2024 and
At December 31:	2019	2020	2021	2022	2023	Beyond
Sales-type and direct financing leases	$531	$358	$65	$118	$113	$61
Operating leases	84	51	38	8	1	3
Total unguaranteed residual value	$615	$408	$104	$127	$114	$63
Related original amount financed	$9,048	$6,383
Percentage	6.8%	6.4%

Consolidated Fourth-Quarter Financial Results

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2020	2019	Change
Revenue	$247	$335	(26.4)%
Net margin	$162	$194	(16.7)%
Net margin percentage	65.6%	58.0%	7.6	pts.
Total expense and other (income)	$35	$36	(3.3)%
Income before income taxes	$127	$158	(19.7)%
Provision for income taxes	$30	$(7)	nm
Net income	$97	$165	(41.4)%
Net income margin	39.2%	49.3%	(10.1)	pts.

nm - not meaningful

Fourth Quarter Financial Performance Summary:

In the fourth quarter of 2020, the company delivered revenue of $247 million and net income of $97 million compared to revenue of $335 million and net income of $165 million in the fourth quarter of 2019.

Total revenue decreased $88 million, or 26.4 percent, in the fourth quarter of 2020 as compared to the fourth quarter of 2019, driven by a decrease in financing revenue of $74 million, or 26.8 percent, and a decline in operating lease revenue of $15 million, or 24.3 percent. The decrease in financing revenue was due to a lower average asset balance and lower yields.

Net margin was $162 million in the fourth quarter of 2020, a decline of $32 million, or 16.7 percent, as compared to the fourth quarter of 2019. The decline in revenue was partially offset by decreases in financing cost and depreciation expense of $42 million and $14 million, respectively, when compared to the same period in the prior year. The decrease in financing cost was due to lower interest rates and a lower average debt balance. The decline in depreciation expense was driven by lower average operating lease asset balances. Net margin percentage of 65.6 percent in the fourth quarter of 2020 increased by 7.6 points compared to the same period in the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Total expense and other (income) of $35 million decreased $1 million, or 3.3 percent, in the fourth quarter of 2020 when compared to the fourth quarter of 2019.

Pre-tax income in the fourth quarter of 2020 of $127 million decreased 19.7 percent when compared to the fourth quarter of 2019. The pre-tax income margin percentage of 51.5 percent in the fourth quarter of 2020 increased on a year-to-year basis by 4.3 points.

The provision for income taxes was $30 million in the fourth quarter of 2020 compared to a benefit from income taxes of $7 million in the fourth quarter of 2019, primarily driven by prior year foreign tax credits.

Net income decreased $68 million in the fourth quarter of 2020 as compared to the fourth quarter of 2019. In the fourth quarter of 2020, net income margin was 39.2 percent, a decrease of 10.1 points on a year-to-year basis.

Results of Operations

Segment Details

The following is an analysis of the reportable segment results for the fourth quarter ended December 31, 2020, as compared to the fourth quarter ended December 31, 2019. The table below presents each reportable segment’s revenue, net margin, and pre-tax income results.

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2020	2019	Change
Client Financing
Revenue	$220	$281	(21.8)%
Net margin	141	152	(7.8)%
Net margin percentage	64.0%	54.3%	9.7	pts.
Pre-tax income	$114	$131	(12.7)%
Pre-tax margin	51.9%	46.5%	5.4	pts.
Commercial Financing
Revenue	$27	$54	(50.1)%
Net margin	21	42	(49.1)%
Net margin percentage	78.4%	76.9%	1.5	pts.
Pre-tax income	$13	$28	(52.6)%
Pre-tax margin	48.4%	51.0%	(2.6)	pts.
Total Segments
Total revenue	$247	$335	(26.4)%
Net margin	162	194	(16.7)%
Net margin percentage	65.6%	58.0%	7.6	pts.
Pre-tax income	$127	$158	(19.7)%
Pre-tax margin	51.5%	47.2%	4.3	pts.

Client Financing

Client Financing revenue of $220 million in the fourth quarter of 2020 decreased by $61 million, or 21.8 percent, as compared to the same period in 2019, driven by a lower average asset balance and lower yields.

Net margin decreased $12 million, or 7.8 percent, in the fourth quarter of 2020 as compared to the same period in 2019, driven by a decline in revenue, partially offset by a decrease in interest expense of $39 million and a decrease in depreciation expense of $14 million. The decrease in interest expense was due to lower interest rates and a lower average debt balance compared to the same period in the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Pre-tax income in the fourth quarter of 2020 decreased $17 million, or 12.7 percent, as compared to the fourth quarter of 2019, primarily driven by a decline in net margin.

Commercial Financing

Commercial Financing revenue of $27 million in the fourth quarter of 2020 decreased $27 million, or 50.1 percent, as compared to the same period in 2019.

Net margin decreased $21 million, or 49.1 percent, in the fourth quarter of 2020 as compared to the same period in 2019.

Pre-tax income in the fourth quarter of 2020 decreased $15 million, or 52.6 percent, as compared to the fourth quarter of 2019.

The declines in revenue, net margin and pre-tax income primarily reflect a lower average asset balance.

Geographic Revenue

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2020	2019	Change
Revenue	$247	$335	(26.4)%
Geographies
Americas	$147	$209	(29.7)%
Europe/Middle East/Africa (EMEA)	59	68	(12.6)
Asia Pacific	41	58	(30.4)

Americas revenue of $147 million decreased $62 million, or 29.7 percent, in the fourth quarter of 2020 as compared to the same period in 2019, driven by a decline in financing revenue of $58 million. EMEA revenue of $59 million decreased $9 million, or 12.6 percent, driven by a decline in operating lease revenue of $6 million. Asia Pacific revenue of $41 million decreased $18 million, or 30.4 percent, driven by a decline in financing revenue of $13 million, as well as a decline in operating lease revenue of $4 million.

Total Expense and Other (Income)

			Yr.-to-Yr.
			Percent/
(Dollars in millions)			Margin
For the fourth quarter ended December 31:	2020	2019	Change
Total expense and other (income)
Selling, general and administrative	$82	$90	(9.5)%
Provision for/(benefit from) expected credit loss expense	(8)	(1)	nm
Other (income) and expense	(39)	(54)	(28.1)
Total expense and other (income)	$35	$36	(3.3)%
Total expense-to-revenue ratio	14.1%	10.7%	3.4	pts.

nm - not meaningful

Total expense and other (income) of $35 million in expense decreased $1 million, or 3.3 percent, in the fourth quarter of 2020 as compared to the prior-year period. For additional information regarding total expense and other (income), see the following analysis by category.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Selling, General and Administrative

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2020	2019	Change
Selling, general and administrative expense:
Selling, general and administrative - other	$33	$36	(7.5)%
Contracted services	7	6	17.1
Functional support services and other related party expenses	42	49	(14.2)
Total selling, general and administrative expense	$82	$90	(9.5)%

Provision for Expected Credit Loss

The provision for expected credit loss expense was a release of $8 million in the fourth quarter of 2020 as compared to a release of $1 million in the fourth quarter of 2019, primarily driven by an overall decline in financing receivables in the current-year period.

Other (Income) and Expense

			Yr.-to-Yr.
(Dollars in millions)			Percent
For the fourth quarter ended December 31:	2020	2019	Change
Other (income) and expense:
Foreign currency transaction (gains)/losses	$8	$(1)	nm
(Gains)/losses on sale of equipment	(42)	(50)	(15.6)%
Other expense and (income)	(5)	(2)	98.6
Total other (income) and expense	$(39)	$(54)	(28.1)%

nm - not meaningful

Income Taxes

The effective tax rate for the fourth quarter of 2020 was 23.8 percent as compared to negative 4.4 percent in the fourth quarter of 2019. The year-to-year change in the effective tax rate was primarily driven by prior year foreign tax credits.

Cash Flow

Net cash from operating activities was a use of cash of $133 million in the fourth quarter of 2020 compared to a source of cash of $135 million in the fourth quarter of 2019. The year-to-year change of $269 million was primarily driven by a net use of cash of $293 million related to cash settled with IBM in relation to Commercial Financing receivables classified as held for sale in the fourth quarter of 2020. Investing activities were a net source of cash of $1,251 million in the fourth quarter of 2020 compared to a net use of cash of $2,063 million in the fourth quarter of 2019. The year-to-year change of $3,314 million was primarily driven by lower net originations of long-term and short-term financing receivables, and proceeds on the sale of Client Financing receivables in the current year. Financing activities were a net use of cash of $1,107 million in the fourth quarter of 2020 compared to a net source of cash of $1,519 million in the fourth quarter of 2019. The year-to-year change of $2,627 million was primarily driven by higher net settlements of debt.

Prior Year in Review

Refer to pages 19 to 28 of IBM Credit’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, for a discussion on the company’s financial performance for 2019 as compared to 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other Information

Liquidity and Capital Resources

IBM Credit funds its current and future obligations through the generation of cash flows from operations and its access to the capital markets, as well as through the support provided by IBM’s overall liquidity position and access to capital markets. The debt used to fund the company’s financing assets as of December 31, 2020 was primarily comprised of loans from IBM.

On February 24, 2021, the company issued notices to redeem $1.75 billion of outstanding debt securities. Following this redemption and the maturities of other debt securities which occurred earlier in the first quarter of 2021, the company will not have any outstanding debt securities in the capital market.

The company's debt-to-equity ratio was 8.9 to 1 and 9.0 to 1 for the periods ending at December 31, 2020 and 2019, respectively. Refer to the company’s debt-to-equity ratio on page 35 for additional information.

In 2020, the company made cash distributions to IBM of $894 million. The future amount of third-party debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio of 9 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

The company’s net cash from operating activities was a use of cash of $136 million in 2020. The company had balances of $1,781 million in cash and cash equivalents and $354 million in cash invested with IBM as of December 31, 2020. Refer to the company’s cash flow and liquidity trends on page 34 for additional information.

The consolidated tangible net worth of the company was $2,143 million and $2,577 million as of December 31, 2020 and 2019, respectively, with consolidated tangible net worth calculated as total assets less intangible assets and total liabilities of IBM Credit and its consolidated subsidiaries.

On July 2, 2020, IBM and the company (the Borrowers) entered into a new $2.5 billion 364-day Credit Agreement to replace the existing $2.5 billion 364-day Credit Agreement, and also extended the maturity date of the existing $2.5 billion Three-Year Credit Agreement (together, the Credit Agreements). The size of each facility remains unchanged. The new maturity dates for the 364-day and Three-Year Credit Agreements are July 1, 2021 and July 20, 2023, respectively. As of December 31, 2020, the company had no borrowings outstanding against these Credit Agreements.

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

As part of the company’s cash and liquidity management, IBM Credit sold $2,471 million of Client Financing receivables which qualified as true sales for the year ended December 31, 2020, resulting in a benefit to cash flows from investing activities of $2,492 million.

In addition, on December 24, 2020, the company entered into an agreement with a third-party investor to sell up to $3 billion of IBM Commercial Financing receivables, at any one time, on a revolving basis. The company sold $515 million of Commercial Financing receivables under this agreement in the fourth quarter of 2020. In addition, the company classified $383 million of Commercial Financing receivables expected to be sold under this agreement as held for sale at December 31, 2020, of which $293 million was settled in cash with IBM and is presented in cash flows from operating activities.

IBM Credit’s commercial paper program allows the company to issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any one time of $5 billion. As of December 31, 2020, the company had no commercial paper outstanding.

The major rating agencies’ ratings on the company’s debt securities at December 31, 2020 appear in the table below and remain unchanged from December 31, 2019.

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

In the normal course of business, the company may be exposed to the impact of foreign currency fluctuations and interest rate changes. Although the company seeks to substantially match-fund the term, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company also employs a rigorous process to optimize portfolio risk management. Portfolio risks include credit and residual value risk. For additional information on the management of these risks by the company, see note A, “Significant Accounting Policies,” and note P, “Derivative Financial Instruments,” to the Consolidated Financial Statements, as well as the section entitled “Portfolio Risk Management” in Item 1, “Business,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Cash Flow and Liquidity Trends

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
Net cash provided by/(used in) operating activities	$(136)	$231	$1,099
Net cash provided by/(used in) investing activities	5,752	7,312	(1,903)
Net cash provided by/(used in) financing activities	(5,554)	(7,679)	(30)

At December 31:	2020	2019	2018
Cash and cash equivalents	$1,781	$1,687	$1,828
Cash invested with IBM, available on-demand (1)	354	509	2,014
Committed credit facilities (2)	5,000	5,000	5,000
(1)Excess cash is periodically invested in interest bearing, on-demand accounts with IBM and is presented as other receivables from IBM in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. For additional information, see note C, “Relationship with IBM and Related Party Transactions,” to the Consolidated Financial Statements.
(2)The Credit Agreements were entered into and/or amended on July 2, 2020.

Net cash from operating activities was a use of cash of $136 million in 2020 as compared to a source of cash of $231 million in 2019. The year-to-year change of $367 million was primarily driven by a net use of cash of $293 million related to cash settled with IBM in relation to Commercial Financing receivables classified as held for sale in the fourth quarter of 2020. For further information related to transfers of financial assets see note A, “Significant Accounting Policies,” and note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Net cash provided by investing activities in 2020 decreased by $1,560 million driven primarily by:

●	A decrease in cash provided by short-term financing receivables of $4,889 million which reflects higher net collections in the prior year as a result of the wind down of OEM IT Commercial Financing operations; and
●	Lower cash provided by other receivables with IBM of $1,321 million, driven by a reduction to other receivables with IBM in 2019; partially offset by
●	Lower originations of long-term financing receivables of $2,772 million; and
●	Proceeds from the sale of Client Financing receivables of $2,492 million in the current year.

Net cash used in financing activities in 2020 decreased $2,125 million as compared to 2019, driven by:

●	Higher net debt settlements in the prior year of $1,788 million, driven by lower funding requirements associated with financing receivables, and
●	A decrease in net cash distributions to IBM of $337 million, which reflects the company's objective of achieving a target debt-to-equity ratio of 9 to 1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Debt

(Dollars in millions)
At December 31:	2020	2019
Short-term debt
Debt	$26	$633
Debt payable to IBM	7,880	8,194
Total short-term debt	$7,906	$8,827

Long-term debt
Debt	$4,824	$6,517
Debt payable to IBM	7,090	8,751
Total long-term debt	$11,914	$15,268
Total debt	$19,820	$24,095

Total debt changes generally correspond with the level of Client Financing and Commercial Financing receivables, the level of cash and cash equivalents, the change in payables to IBM and external parties and the change in net investment from IBM. The decrease in total debt during the year of 2020 was primarily due to lower funding requirements associated with financing receivables.

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for these borrowings were $482 million in 2020 and $1,062 million in 2019.

For additional information on the company’s debt and debt payable to IBM, see note H, “Borrowings,” to the Consolidated Financial Statements.

The company’s interest rate and foreign currency rate risk management policies and procedures are discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” as well as note A, “Significant Accounting Policies” and note P, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

Interest on Debt

The company recognized interest expense of $281 million and $499 million in 2020 and 2019, respectively, of which $146 million and $242 million was interest expense on debt payable to IBM in 2020 and 2019, respectively. For additional information on interest expense, see note H, “Borrowings,” to the Consolidated Financial Statements.

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2020, are as follows:

(Dollars in millions)						2026 and
At December 31:	2021	2022	2023	2024	2025	Beyond	Total
Long-term debt	$3,132	$670	$887	$83	$0	$0	$4,772
Debt payable to IBM	2,053	1,897	899	757	746	738	7,090
Total	$5,185	$2,567	$1,786	$840	$747	$738	$11,863

Debt-to-Equity

The debt-to-equity ratio, as reported in the table below, is, at any given time, the ratio of total debt to total Member’s interest.

At December 31:	2020		2019
Debt-to-equity ratio	8.9	x	9.0	x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The debt-to-equity ratio is calculated by dividing the total amount of debt outstanding by the total amount of member’s interest in the company at the end of the reporting period presented.

The company’s debt-to-equity ratio was 8.9 to 1 at December 31, 2020 as compared to 9.0 to 1 at year-end 2019. Total Member’s interest of $2,222 million declined by $464 million, or 17.3 percent, and total debt of $19,820 million decreased $4,275 million, or 17.7 percent. The debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations.

Contractual Obligations

(Dollars in millions)	Total Contractual	Payments Due In
At December 31, 2020:	Payment Stream	2021	2022-23	2024-25	After 2025
Long-term debt obligations	$11,863	$5,185	$4,353	$1,586	$738
Interest on long-term debt obligations	624	232	293	97	2
Total	$12,487	$5,417	$4,646	$1,683	$740

Total contractual obligations, as reported in the table above, reflect the principal carrying value of the company’s long-term debt and discounted value for the debt interest payments. Interest on floating-rate debt obligations is calculated using the effective interest rate at December 31, 2020, plus the interest rate spread associated with that debt, if any.

Off-Balance Sheet Arrangements

From time to time, the company may enter into off-balance sheet arrangements as defined by SEC Financial Reporting Release 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

At December 31, 2020 and 2019, the company had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See the previous table for the company’s contractual obligations, and note K, “Contingencies and Commitments,” to the Consolidated Financial Statements for additional information about the company’s guarantees, financial commitments and indemnification arrangements. The company does not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

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

The inputs into certain of the company’s critical accounting estimates considered the macroeconomic impacts of the COVID-19 pandemic. These estimates included but were not limited to the allowances for credit losses and the company’s net investments in sales-type or direct financing leases. The COVID-19 pandemic did not have a material impact on the company’s critical accounting estimates reflected in the 2020 results. Given the inherent uncertainty of the magnitude of future impacts from and/or the duration of the pandemic, the company’s estimates may change materially in future periods.

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

At December 31, 2020, to the extent that actual collectibility differs from management’s estimates currently provided for by 10 percent, the company’s pre-tax income would be higher or lower by an estimated $20 million, depending upon whether the actual collectibility was better or worse, respectively, than the estimates.

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

To the extent that actual residual value recovery is lower than management’s estimates by 10 percent, the company’s pre-tax income for December 31, 2020 would have been lower by an estimated $41 million.

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

The consolidated provision for income taxes will change period to period based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. To the extent that the provision for income taxes increased/decreased by 1 percent of income before income taxes, consolidated net income would have decreased/improved by $4.7 million in 2020.

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

Looking Forward

IBM Global Financing’s legal entity structure is organized to drive operational benefits by consolidating Client Financing and Commercial Financing under IBM Credit. In 2020, the company made distributions to IBM of $894 million and continues to target a debt-to-equity ratio of 9.0 to 1. The company’s actual debt-to-equity ratio may vary based on several factors, including differences between management’s expectations and actual results of operations. The future amount of total debt and contributions from and distributions to IBM may vary as the company continues to manage leverage to the targeted debt-to-equity ratio.

On October 8, 2020, IBM announced a plan to separate the managed infrastructure services unit of its Global Technology Services segment into a new public company, NewCo, with an estimated completion date by the end of 2021. For additional information on the company’s relationship with the Global Technology Services segment, see note C, “Relationship with IBM and Related Party Transactions.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

On March 11, 2020, the World Health Organization (WHO) declared COVID-19 a global pandemic. This resulted in significant governmental measures being initiated around the globe, including travel bans and border closings, shelter-in-place orders, closures of non-essential businesses and social distancing requirements in efforts to slow down and control the spread of the virus.

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

The company’s financial position provides flexibility and funding capacity which enables the company to be well positioned in the current environment. Financing originations, which determine the company’s financing asset base, are impacted by IBM’s product and services sales volumes and IBM Credit’s participation rates in those sales. IBM and IBM Credit’s client profile and annuity base provide some level of stability, not only in revenue, but also in profit and cash as the company manages through these challenging times. In 2020, IBM experienced some disruptions in transactional performance, shorter duration software transactions and delays in some services projects which impacted the company’s financing originations. Product cycle dynamics within IBM’s Systems segment also impacted financing originations.

The current environment and macroeconomic uncertainty also impacts the credit quality of the company’s receivables portfolio and the level of provision for expected credit loss expense. IBM Credit has applied, and will continue to apply its rigorous credit policies, particularly in industries and countries disrupted by COVID-19 as it relates to the origination of new business and the evaluation of the existing portfolio.

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

The company will continue to take risk mitigation actions when necessary and take actions to enhance its balance sheet strength, financial flexibility and liquidity as the company is focused on supporting IBM’s hybrid cloud and AI offerings. The company wound down it’s OEM IT Commercial Financing operations in 2019 and sold certain Commercial and Client Financing receivables in 2020.

On December 24, 2020, the company entered into an agreement with a third-party investor to sell up to $3 billion of its IBM Commercial Financing receivables, at any one time, on a revolving basis over the agreement’s three-year term. In the fourth quarter, sales were executed in the United States and Canada in the amount of $515 million. The IBM Commercial Financing receivables balance and its associated revenues and costs are expected to continue to decline with the expansion of the agreement to certain other countries through the first half of 2021.

For the year ended December 31, 2020, the company sold $2,471 million of Client Financing receivables which qualified as true sales.

Consistent with IBM’s refocused Global Financing strategy and expected capital needs, IBM Credit will no longer require direct access to the public capital markets. As part of IBM's overall 2021 debt pay down strategy, in the first half of the year IBM Credit will redeem $1.75 billion of outstanding debt and deregister with the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company operates in multiple currencies and is a lender and issuer in the capital markets and a borrower from IBM. In the normal course of business, the company may be exposed to the impact of interest rate changes and foreign currency fluctuations. The company limits its exposure to core market risks by following established risk management policies and procedures and through the use of match-funding from IBM and third parties. Although the company seeks to substantially match-fund the terms, currency and interest rate variability of its debt against its underlying financing assets, risks may arise from a mismatch between assets and the related liabilities used for funding. The company may also choose to mitigate any remaining exposure relating to interest rate changes and foreign currency fluctuations through the use of interest rate or foreign currency derivatives. For additional information on the company’s access to capital markets, refer to note Q, “Subsequent Events.”

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

To perform the sensitivity analysis, the company assesses the risk of loss from hypothetical changes in interest rates and foreign currency exchange rates in the fair values of market-sensitive instruments. The market values for interest and foreign currency exchange rate risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2020 and 2019. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that the company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.

The results of the sensitivity analysis at December 31, 2020 and 2019, are as follows:

Interest Rate Risk

A hypothetical 10 percent adverse change in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the company’s financial instruments of approximately $9 million and $6 million at December 31, 2020 and 2019, respectively. Changes in the relative sensitivity of the fair value of the company’s financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in debt maturities, interest rate profile and amount.

Foreign Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of the company’s financial instruments of approximately $300 million and $377 million at December 31, 2020 and 2019, respectively. The decrease in the sensitivity of these theoretical changes from the prior year is primarily driven by a decrease in the notional value of the company’s assets and liabilities and a decrease in the derivatives portfolio.

Financing Risks

See Item 1, “Business” for a discussion of the financing risks associated with the Client Financing and Commercial Financing business and management’s actions to mitigate such risks.

Item 8. Financial Statements and Supplemental Data.

(a)   Audited consolidated financial statements of IBM Credit and its subsidiaries for the years ended December 31, 2020, 2019 and 2018.

(b)   See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and the Member of IBM Credit LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IBM Credit LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in member's interest and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the board of managers and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Client Financing Receivables

As described in Notes A and F to the consolidated financial statements, the Company’s allowance for credit losses on client financing receivables was $194 million as of December 31, 2020. When determining the allowance for credit losses, client financing receivables are evaluated by management either on an individual or a collective basis. Management estimates its allowance for credit losses for collectively evaluated client financing receivables using a credit loss model to calculate the allowance based on its internal loss experience and current conditions and forecasts by class of financing receivable. Management calculates the allowance for credit losses on collectively evaluated client financing receivables by applying a reserve rate to its portfolio, excluding accounts that have been individually evaluated and specifically reserved. This reserve rate is based upon credit rating, probability of default, term and loss history. Management also qualitatively considers the impact of current conditions and economic forecasts relating to specific industries and geographical areas on the portfolio. In addition to this qualitative review of credit risk factors across the portfolio, management considers forward-looking macroeconomic variables related to gross domestic product, unemployment rates, equity prices and corporate profits.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses on collectively evaluated client financing receivables is a critical audit matter are the significant judgment by management in determining the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to credit risk factors and forward-looking macroeconomic variables. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s allowance for credit losses on collectively evaluated client financing receivables, which included controls related to management’s consideration of credit risk factors and forward-looking macroeconomic variables. These procedures also included, among others, testing management’s process for estimating the allowance for credit losses on collectively evaluated client financing receivables by (i) evaluating the appropriateness of the methodology and models used for estimating the allowance for credit losses; (ii) testing the completeness and accuracy of certain data used in the estimate; and (iii) evaluating the reasonableness of management’s consideration of credit risk factors and forward-looking macroeconomic variables used in the estimate. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology and models used and the reasonableness of management’s consideration of forward-looking macroeconomic variables.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2021

We have served as the Company’s auditor since 2016.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENT

(Dollars in millions)
For the year ended December 31:	Notes	2020	2019	2018
Revenue
Financing revenue	C	$918	$1,323	$1,446
Operating lease revenue		211	277	333
Total revenue	N	$1,128	$1,600	$1,779
Financing cost (related party cost of $146 in 2020, $242 in 2019 and $298 in 2018)	C,H	$309	$526	$503
Depreciation of equipment under operating lease		106	160	193
Net margin		$714	$913	$1,083
Expense and other (income)
Selling, general and administrative		$314	$372	$375
Provision for/(benefit from) expected credit loss expense		41	(5)	9
Other (income) and expense		(107)	(72)	(31)
Total expense and other (income)	C	$247	$295	$352
Income before income taxes		$466	$619	$731
Provision for income taxes	C,L	54	188	133
Net income		$413	$430	$597

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Dollars in millions)
For the year ended December 31:	Notes	2020	2019	2018
Net income		$413	$430	$597
Other comprehensive income/(loss), before tax:
Foreign currency translation	J	37	14	(151)
Retirement-related benefit plans (1)	J,M	4	(12)	(4)
Other comprehensive income/(loss), before tax	J	41	1	(155)
Income tax (expense)/benefit related to items of other comprehensive income	J	17	1	(31)
Other comprehensive income/(loss), net of tax	J	$58	$2	$(186)
Total comprehensive income/(loss)		$471	$432	$411
(1)	Amounts represented relate to multiple-employer plans.

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
At December 31:	Notes	2020	2019
Assets:
Cash and cash equivalents	D	$1,781	$1,687
Financing receivables (net of allowances of $179 in 2020 and $148 in 2019)	F	12,222	17,365
Equipment under operating leases (net of accumulated depreciation of $129 in 2020 and $238 in 2019)		95	212
Financing receivables from IBM	C,F	3,959	3,870
Receivables purchased/participated from IBM (net of allowances of $21 in 2020 and $8 in 2019)	C,F	4,586	4,359
Other receivables from IBM	C	359	513
Other assets	G	951	406
Total assets		$23,953	$28,412

Liabilities:
Accounts payable		$229	$434
Accounts payable to IBM	C	843	336
Debt	H	4,850	7,150
Debt payable to IBM	C,H	14,970	16,945
Taxes	L	523	637
Other liabilities	I	317	224
Total liabilities		$21,731	$25,726
Contingencies and commitments	K
Member’s interest:
Member's interest		2,195	2,601
Retained earnings		—	116
Accumulated other comprehensive income/(loss)		27	(31)
Total member's interest		$2,222	$2,686
Total liabilities and member’s interest		$23,953	$28,412

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
Cash flows from operating activities:
Net income	$413	$430	$597
Adjustments to reconcile net income to cash provided by operating activities:
Provision for/(benefit from) expected credit loss expense	41	(5)	9
Depreciation	106	160	193
Deferred taxes	(166)	84	51
Net (gain)/loss on asset sales and other	(131)	(118)	(104)
Change in operating assets and liabilities:
Financing receivables held-for-sale (1)	(293)	—	—
Other assets/other liabilities	(105)	(321)	353
Net cash provided by/(used in) operating activities	$(136)	$231	$1,099

Cash flows from investing activities:
Originations of financing receivables	$(12,568)	$(15,340)	$(14,456)
Collection of financing receivables	14,007	14,478	13,833
Proceeds from sales of Client Financing receivables	2,492	—	—
Short-term financing receivables - net (2)	1,675	6,564	(110)
Purchase of equipment under operating leases	(40)	(55)	(243)
Proceeds from disposition of equipment under operating lease	88	69	67
Other receivables from IBM - net	185	1,506	(1,200)
Other investing activities - net	(88)	88	206
Net cash provided by/(used in) investing activities	$5,752	$7,312	$(1,903)

Cash flows from financing activities:
Proceeds from issuance of debt from IBM	$5,351	$8,950	$8,603
Principal payments on debt from IBM	(7,857)	(9,339)	(8,213)
Proceeds from issuance of debt	703	1,067	4,713
Principal payments on debt	(2,637)	(2,243)	(894)
Short-term borrowings from/(repayments to) IBM - net (2)	101	(2,205)	(5,119)
Short-term borrowings/(repayments) - net (2)	(322)	(2,678)	1,433
Contributions from IBM	—	—	148
Distributions to IBM	(894)	(1,231)	(700)
Net cash provided by/(used in) financing activities	$(5,554)	$(7,679)	$(30)

Effect of exchange rate changes on cash and cash equivalents	$32	$(4)	$(18)
Net change in cash and cash equivalents	$94	$(141)	$(852)

Cash and cash equivalents at January 1	1,687	1,828	2,680
Cash and cash equivalents at December 31	$1,781	$1,687	$1,828
Supplemental data
Income taxes paid - net of refunds received	$61	$117	$(5)
Interest paid on debt	$326	$525	$493
(1)	Refer to note A, "Significant Accounting Policies."
(2)	Short-term represents original maturities of 90 days or less.

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S INTEREST

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member's
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2018	$3,101	$302	$158	$3,562
Cumulative effect of change in accounting principle (1)		5	(5)	—
Net income plus other comprehensive income/(loss):
Net income		597		597
Other comprehensive income/(loss), net of tax			(186)	(186)
Total comprehensive income/(loss)				$411
Contributions from IBM	148			148
Distributions to IBM	(34)	(666)		(700)
Member’s Interest, December 31, 2018	$3,216	$238	$(33)	$3,420
(1)	Reflects the adoption of the FASB guidance on stranded tax effects. Refer to note B, "Accounting Changes."

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2019	$3,216	$238	$(33)	$3,420
Net income plus other comprehensive income/(loss):
Net income		430		430
Other comprehensive income/(loss), net of tax			2	2
Total comprehensive income/(loss)				$432
Contributions from IBM (1)	64			64
Distributions to IBM	(679)	(553)		(1,231)
Member’s Interest, December 31, 2019	$2,601	$116	$(31)	$2,686
(1)	In accordance with the previously executed Tax Sharing Agreement, $64 million was settled through a non-cash contribution. Refer to note C, "Relationship with IBM and Related Party Transactions."

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

			Accumulated
			Other	Total
	Member's	Retained	Comprehensive	Member’s
(Dollars in millions)	Interest	Earnings	Income/(Loss)	Interest
Member’s Interest, January 1, 2020	$2,601	$116	$(31)	$2,686
Cumulative effect of change in accounting principle (1)		(41)		(41)
Net income plus other comprehensive income/(loss):
Net income		413		413
Other comprehensive income/(loss), net of tax			58	58
Total comprehensive income/(loss)				$471
Contributions from IBM	—			—
Distributions to IBM	(406)	(488)		(894)
Member’s Interest, December 31, 2020	$2,195	$—	$27	$2,222
(1)	Reflects the adoption of the FASB guidance on current expected losses. Refer to note B, "Accounting Changes."

Amounts may not add due to rounding.

The accompanying notes on pages 51 through 84 are an integral part of the financial statements.

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

Member’s interest in the Consolidated Balance Sheet represents the accumulation of the company's net income over time, contributions from IBM and distributions to IBM. Distributions by the company to IBM are considered first to be a return of profit as reflected in the balance of retained earnings in the Consolidated Balance Sheet. Any amount distributed to IBM in excess of the company’s available balance currently in retained earnings is considered a return of a portion of the balance of Member’s interest as reflected in the Consolidated Balance Sheet.

Cash and cash equivalents primarily represents cash held locally by entities and is included in the Consolidated Financial Statements. The company invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The cash invested with IBM is presented in other receivables from IBM in the Consolidated Balance Sheet. For additional information, see note C, “Relationship with IBM and Related Party Transactions.” The amount of restricted cash included in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows was immaterial for the periods presented.

All significant intracompany transactions between IBM Credit's businesses have been eliminated. All significant intercompany transactions between IBM Credit and IBM have been included in these Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Estimates are made for the following, among others: income taxes, loss contingencies, residual values of lease assets, allowance for credit losses and other matters. These estimates are based on management’s best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances, including in 2020, the macroeconomic impacts of the COVID-19 pandemic. Actual results may be different from these estimates.

Revenue

Financing revenue includes financing income attributable to sales-type leases, direct financing leases and loans, including installment payment plans and participated receivables, primarily used to finance the purchase of IBM products and services, and is recognized on the accrual basis using the effective interest method over the life of the related financing receivable. Direct costs of originating these leases and loans are deferred and amortized over the term of the related financing receivables using the effective interest method and are included as part of the carrying value of

Notes to Consolidated Financial Statements – (continued)

the assets in the Consolidated Balance Sheet. Amortization of these direct costs is netted against financing revenue in the Consolidated Income Statement.

Financing revenue also includes income earned from working capital financing for suppliers, distributors and resellers. This income is recognized on an accrual basis using the effective interest method.

Operating lease revenue is recognized on a straight-line basis over the term of the lease. Direct costs of originating these leases are deferred and amortized on a straight-line basis over the lease term and are included as part of the carrying value of the assets in the Consolidated Balance Sheet.

Financing Receivables

Financing receivables include sales-type leases, direct financing leases, Commercial Financing receivables and client loans and installment payment receivables (loans). Leases are accounted for in accordance with lease accounting standards. Loan receivables, which are generally unsecured, are primarily for software and services. Commercial Financing receivables are for working capital financing to suppliers, distributors, and resellers of primarily IBM products and services. Loans and Commercial Financing receivables are recorded at amortized cost, net of allowance for credit losses, which approximate fair value.

Transfer of Financial Assets

The company enters into arrangements to sell certain financial assets (sales-type lease receivables, Commercial Financing receivables and loan receivables) to third party financial institutions. For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the company and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the company’s continuing involvement with the assets transferred and any other relevant considerations. When the true sale criteria are met, the company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements are reflected as cash provided by investing or operating activities in the Consolidated Statement of Cash Flows. When financing receivables are originated with the intent to sell to a third party, the proceeds from the sale are recorded as cash flows from operating activities. Otherwise, when financing receivables are sold to a third party, the proceeds from the sale are recorded as cash flows from investing activities, consistent with cash flows received in the normal course of business. If the true sale criteria are not met, the transfer is considered a secured borrowing and the financial asset remains on the Consolidated Balance Sheet with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the Consolidated Statement of Cash Flows.

See note F, “Financing Receivables, Receivables Purchased/Participated from IBM” for more information on transfers of financing receivables.

Allowances for Credit Losses

Effective January 1, 2020, the company adopted the new accounting standard related to current expected credit losses. The standard applies to financial assets measured at amortized cost, including loans, net investments in leases and certain off-balance sheet commitments. As of the effective date, the company estimates its allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model which did not require the consideration of forward-looking economic variables and conditions in the reserve calculation across the portfolio. The impact related to adopting the new standard was not material. Certain changes resulting from the new standard impacted the company’s description of its significant accounting policies compared to 2019. For further information regarding the adoption of the new standard, see note B, “Accounting Changes.”

The company estimates its allowances for expected credit losses for financing receivables by considering past events, including any historical default, historical concessions and resulting troubled debt restructurings, current economic conditions, any non-freestanding mitigating credit enhancements, and certain forward-looking information, including

Notes to Consolidated Financial Statements – (continued)

reasonable and supportable forecasts. As of January 1, 2020, the methodologies that the company uses to calculate its financing receivables reserves, which are applied consistently to its different portfolios, are as follows:

Individually evaluated—The company reviews all financing receivables considered at risk quarterly and performs an analysis based upon current information available about the client, such as financial statements, news reports, published credit ratings, and current market-implied credit analysis, as well as, collateral net of repossession cost, prior collection history and current and future expected economic conditions. For loans that are collateralized, impairment is measured using the fair value of the collateral when foreclosure is probable. Using this information, the company determines the expected cash flow for the receivable and calculates an estimate of the potential loss and the probability of loss. For those accounts for which the loss is probable, the company records a specific reserve.

Collectively evaluated—The company determines its allowances for credit losses for collectively evaluated financing receivables (unallocated) based on two portfolio segments: Client Financing receivables and Commercial Financing receivables. The company further segments the portfolio into three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. Prior to 2020, allowances were determined based on three portfolio segments: lease receivables, loan receivables, and participated receivables.

For Client Financing receivables, the company uses a credit loss model to calculate allowances based on its internal loss experience and current conditions and forecasts, by class of financing receivable. The company records an unallocated reserve that is calculated by applying a reserve rate to its portfolios, excluding accounts that have been individually evaluated and specifically reserved. This reserve rate is based upon credit rating, probability of default, term, and loss history. The allowance is adjusted quarterly for expected recoveries of amounts that were previously written off or are expected to be written off. Recoveries cannot exceed the aggregated amount of the previous write-off or expected write-off.

The company considers forward-looking macroeconomic variables such as gross domestic product, unemployment rates, equity prices and corporate profits when quantifying the impact of economic forecasts on its Client Financing receivables allowance for expected credit losses. Macroeconomic variables may vary by class of financing receivables based on historical experiences, portfolio composition and current environment. The company also considers the impact of current conditions and economic forecasts relating to specific industries, geographical areas, and client-credit ratings, in addition to performing a qualitative review of credit risk factors across the portfolio. Under this approach, forecasts of these variables over two years are considered reasonable and supportable. Beyond two years, the company reverts to long-term average loss experience. Forward-looking estimates require the use of judgment, particularly in times of economic uncertainty.

The portfolio of Commercial Financing receivables is short term in nature and any allowance for these assets is estimated based on a combination of write-off history and current economic conditions, excluding any individually evaluated accounts.

Other Credit-Related Policies

Past due—The company views receivables as past due when payment has not been received after 90 days, measured from the original billing date.

Non-accrual—Non-accrual assets are those receivables (impaired loans or non-performing leases) with specific reserves and other accounts for which it is likely that the company will be unable to collect all amounts due according to the original terms of the lease or loan agreement. Interest income recognition is discontinued on these receivables. Cash collections are first applied as a reduction to principal outstanding. Any cash received in excess of principal payments outstanding is considered interest income and is recognized as financing revenue. Receivables may be removed from non-accrual status, if appropriate, based upon changes in client circumstances, such as a sustained history of payments.

Write-off—Receivable losses are charged against the allowance in the period in which the receivable is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Write-offs of receivables and associated

Notes to Consolidated Financial Statements – (continued)

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

Financial Instruments

In determining the fair value of its financial instruments, the company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For additional information, see note D, “Financial Assets and Liabilities.” All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

Observable market data is used, if such data is available without undue cost and effort.

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

Notes to Consolidated Financial Statements – (continued)

The company holds investments in time deposits and certificates of deposits that are designated as available-for-sale. The primary objective of the company’s cash and debt investment portfolio is to maintain principal by investing in very liquid and highly rated investment grade securities.

Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. Effective January 1, 2020 with the adoption of the new standard on current expected credit losses, if the fair value of the security falls below its amortized cost basis, the change in fair value is recognized in the period the impairment is identified when the loss is due to credit factors. The change in fair value due to non-credit factors is recorded in other comprehensive income when the company does not intend to sell and has the ability to hold the investment. The company’s standard practice is to hold all of its debt security investments classified as available-for-sale until maturity. There were no impairments for credit losses and no material non-credit impairments recognized for the year ended December 31, 2020. Prior to the adoption of the new standard, available-for-sale securities were measured for impairment using an other-than-temporary impairment model. No impairment was recorded for the years ended December 31, 2019 and 2018.

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

Notes to Consolidated Financial Statements – (continued)

Where the company is not part of IBM’s consolidated tax filings, to the extent that new information becomes available that causes the company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact the company’s provision for income taxes in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in the provision for income taxes in the Consolidated Income Statement.

Accounting for Leases as a Lessee

IBM Credit’s global operations are primarily conducted in IBM leased or owned facilities, for which IBM charges the company for occupancy expenses based on square footage usage, with no fixed term commitment. These arrangements do not represent leases and the company did not record any ROU assets or associated lease liabilities in the Consolidated Balance Sheet at December 31, 2020 and January 1, 2019. For additional information, see note C, “Relationship with IBM and Related Party Transactions.” The company has no other material lease arrangements in which it is a lessee.

Accounting for Leases as a Lessor

The company enters into leases as a means to provide financing to its clients. Assets under lease primarily include new and used IBM equipment, generally consisting of IBM Z, Power and Storage Systems products.

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

IBM Credit enters into lease arrangements for the purpose of generating revenue by providing financing. Under a net sales-type lease, eligible initial direct costs (IDCs) are deferred and recognized over the lease term. Over the term of a sales-type lease, the company recognizes financing revenue on the net investment in the lease and any variable lease payments, which are not included in the net investment in the lease.

Notes to Consolidated Financial Statements – (continued)

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

The company optimizes the recovery of residual values by extending lease arrangements or selling to IBM all equipment that has been returned at the end of lease. The company has historically managed residual value risk both through insight into IBM’s own product cycles and monitoring of OEM IT product announcements. The company periodically reassesses the realizable value of its lease residual values. Anticipated decreases in specific future residual values that are considered to be other-than-temporary are recognized immediately upon identification and are recorded as an adjustment to the residual value estimate. For sales-type and direct financing leases, this reduction lowers the recorded net investment and is recognized as a loss charged to finance income in the period in which the estimate is changed, as well as an adjustment to unearned income to reduce future-period financing income.

Operating Leases

Equipment provided to clients under an operating lease is carried at cost within equipment under operating leases in the Consolidated Balance Sheet and depreciated over the lease term using the straight-line method, generally ranging from one to four years. The depreciable base is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

At commencement of an operating lease, IDCs are deferred. As lease payments are made, the company records financing revenue over the lease term. IDCs are amortized over the lease term on the same basis as lease income is recorded.

Assets under operating lease are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows, and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. These assets are included in equipment under operating leases in the Consolidated Balance Sheet.

Expense and Other Income

Selling, General and Administrative Expense

Selling, General and Administrative (SG&A) expense is charged to income as incurred. Expenses of promoting and selling financing solutions are classified as selling expense and include such items as compensation, advertising, sales commissions and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. A portion of SG&A is charged to the company by IBM. For further information, see note C, “Relationship with IBM and Related Party Transactions.”

Other Income and Expense

Other income and expense includes the net gain or loss primarily from the sale of IBM and OEM IT equipment to clients and the sale of equipment to IBM upon termination of a lease. These transactions are recorded within the Client Financing segment. Also included are foreign currency gains and losses, fees for credit insurance, and net gains or losses

Notes to Consolidated Financial Statements – (continued)

from the sale of financial assets to third parties. In addition, the company recognized $20 million and $13 million of other income in relation to the wind down of OEM IT Commercial Financing operations for the years ended December 31, 2020 and 2019, respectively.

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

Derivative Financial Instruments

The company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The company may use derivative financial instruments to manage foreign currency exchange rate and interest rate exposures. Derivatives that the company uses are primarily foreign exchange forward contracts. All derivatives are recorded at fair value. For additional information, see note P, “Derivative Financial Instruments.”

NOTE B. ACCOUNTING CHANGES

New Standards to be Implemented

Any current pending standards to be implemented are either not applicable or not material to the company.

Standards Implemented

Reference Rate Reform

Standard/Description–Issuance date: March 2020, with amendments in 2021. This guidance provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued, subject to meeting certain criteria.

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

Notes to Consolidated Financial Statements – (continued)

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

Effect on Financial Statements or Other Significant Matters–At January 1, 2020, an increase in the allowance for credit losses of $56 million was recorded for financing receivables (inclusive of its related off-balance sheet commitments). This was primarily driven by an increase in the Client Financing receivable allowances. Additionally, net deferred taxes were reduced by $16 million in the Consolidated Balance Sheet, resulting in a cumulative-effect net decrease to retained earnings of $41 million. Refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” and note K, “Contingencies and Commitments,” for additional information.

Reclassification of Certain Tax Effects from AOCI

Standard/Description–Issuance date: February 2018. The FASB issued guidance that allows entities to elect an option to reclassify the stranded tax effects related to the application of U.S. tax reform from accumulated other comprehensive income/(loss) (AOCI) to retained earnings.

Effective Date and Adoption Considerations–The guidance was effective January 1, 2019, with early adoption permitted. The company adopted the guidance effective January 1, 2018, and elected not to reclassify prior periods.

Effect on Financial Statements or Other Significant Matters–At adoption on January 1, 2018, $5 million was reclassified from AOCI to retained earnings. In accordance with its accounting policy, the company releases income tax effects from AOCI once the reason the tax effects were established ceases to exist (e.g., when available-for-sale debt securities are sold or if a pension plan is liquidated). This guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from U.S. tax reform to be recorded upon adoption of the guidance rather than at the actual cessation date.

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

Notes to Consolidated Financial Statements – (continued)

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

Within the Client Financing segment, the company participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. The company carries the credit risk of IBM’s clients for all participated receivables from IBM. The outstanding amount of these receivables, net of allowance for credit losses, was $4,532 million and $4,303 million as of December 31, 2020 and 2019, respectively, and is included in the Consolidated Balance Sheet as receivables purchased/participated from IBM. These receivables earned $211 million, $191 million and $188 million of interest income in 2020, 2019 and 2018, respectively, which is included in the Consolidated Income Statement as financing revenue. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

In addition, within Client Financing, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets used to support external, revenue-producing services contracts. This financing is included in the Consolidated Balance Sheet as financing receivables from IBM. The interest income earned from these receivables was $103 million, $167 million and $171 million, in 2020, 2019 and 2018, respectively, and is included in financing revenue in the Consolidated Income Statement. The amount of such financings outstanding at December 31, 2020 and 2019 was $3,959 million and $3,870 million, respectively.

Within the Commercial Financing segment, the company purchases interests in other short-term receivables and, prior to 2020, trade accounts receivables from IBM at a discount for which IBM Credit LLC assumes the associated credit risk of IBM’s clients. Amounts outstanding, net of allowance for credit losses, at December 31, 2020 and 2019 were $54 million and $56 million, respectively, and are included within receivables purchased/participated from IBM in the Consolidated Balance Sheet. The finance income earned from these receivables was $12 million, $25 million and $42 million, in 2020, 2019 and 2018, respectively, and is included in financing revenue in the Consolidated Income Statement. For additional information, see note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” to the Consolidated Financial Statements.

In addition, within Commercial Financing, the company provides financing which includes an interest free period to suppliers, distributors and resellers of primarily IBM products and services, which is funded by IBM. Fee income earned from these arrangements was $104 million, $150 million and $154 million in 2020, 2019 and 2018, respectively. These fees are included in financing revenue in the Consolidated Income Statement and are deferred and recognized over the term of the financing arrangement.

The outstanding amounts of other receivables from IBM of $359 million and $513 million at December 31, 2020 and 2019, respectively, primarily relate to the investment of a portion of the company's excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. The company's investment of excess cash with IBM was $354 million and $509 million at December 31, 2020 and 2019, respectively. The investment of excess cash with IBM is presented as other receivables from IBM in the Consolidated Balance Sheet and the investing section of the

Notes to Consolidated Financial Statements – (continued)

Consolidated Statement of Cash Flows. The interest income earned from these investments was $3 million in 2020, $24 million in 2019 and $59 million in 2018, and is included in financing revenue in the Consolidated Income Statement.

The outstanding amount of accounts payable to IBM was $843 million and $336 million at December 31, 2020 and 2019 respectively, which primarily relates to unsettled purchases of equipment or receivables/loans (for software and services) from IBM. This account is non-interest bearing, short term in nature and expected to be settled in the normal course of business.

Borrowing Relationship

The company has a credit facility with IBM that allows the company to obtain short- and long-term funding. These loans are included in the Consolidated Balance Sheet as debt payable to IBM. At December 31, 2020 and 2019, the company had borrowings outstanding under such agreements of $14,970 million and $16,945 million, respectively. Interest expense of $146 million, $242 million and $298 million was incurred on loans from IBM during 2020, 2019 and 2018, respectively, and is included in financing cost in the Consolidated Income Statement. For additional information on short-term and long-term funding, see note H, “Borrowings.”

Services and Other Arrangements

The company sources a number of services from IBM, including functional support for treasury, accounting, legal, tax, human resources, marketing and IT. In certain instances, IBM acts as IBM Credit’s billing and collection agent and forwards the financing payments to IBM Credit. The company also has the right to use certain IBM intangible assets in its business. In addition, the company conducts its global operations primarily from IBM leased or IBM owned facilities. For these support services and occupancy expenses, IBM charged the company $151 million, $195 million and $204 million in 2020, 2019 and 2018, respectively.

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

The company sells equipment returned from lease to IBM at cost, which approximates fair value. In addition, IBM may migrate a client to new technology. In the event this migration results in an early termination of a lease, IBM will purchase the returned equipment at a pre-negotiated price, which is a function of the discounted value of the scheduled future lease payments and the residual value. The company's net profit from sales of returned equipment to IBM was $59 million in 2020, $56 million in 2019, and $62 million in 2018. These sales are recorded net in other (income) and expense in the Consolidated Income Statement.

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

Notes to Consolidated Financial Statements – (continued)

NOTE D. FINANCIAL ASSETS AND LIABILITIES

Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019.

	Fair Value
	Hierarchy	At December 31, 2020			At December 31, 2019
(Dollars in millions)	Level	Assets	Liabilities		Assets	Liabilities
Cash equivalents (1)
Time deposits and certificates of deposit (2)	2	$465	$	N/A	$788	$	N/A
Money market funds	1	—		N/A	5		N/A
Total cash equivalents		$465	$	N/A	$793	$	N/A
Derivatives designated as hedging instruments (3)
Interest rate contracts with IBM	2	77		—	45		—
Foreign exchange contracts with IBM	2	—		1	—		18
Total		$542		$1	$838		$18
(1)Included within cash and cash equivalents in the Consolidated Balance Sheet.
(2)Available-for-sale securities with carrying values that approximate fair value.
(3)Included within other assets and other liabilities in the Consolidated Balance Sheet.

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

Long-Term Receivables

Fair values are based on discounted future cash flows using current interest rates offered for similar loans to clients with similar credit ratings for the same remaining maturities. At December 31, 2020 and 2019, the difference between the carrying amount and estimated fair value for long-term receivables was immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair-value hierarchy.

Long-Term Debt

Fair value of publicly traded long-term debt is based on quoted market prices for the identical liability when traded as an asset in an active market. For other long-term debt, including debt payable to IBM, for which a quoted market price is not available, an expected present value technique that uses rates currently available to the company for debt with similar terms and remaining maturities is used to estimate fair value. The carrying amount of long-term debt (third-party debt as well as debt payable to IBM) was $11,914 million and $15,268 million and the estimated fair value was $12,096 million and $15,409 million at December 31, 2020 and 2019, respectively. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements – (continued)

NOTE E. LEASES

Accounting for Leases as a Lessor

The following table presents amounts included in the Consolidated Income Statement related to lessor activity:

(Dollars in millions)
For the year ended December 31:	2020	2019
Financing lease revenue	$158	$214
Operating lease revenue	211	277
Variable lease revenue	28	27
Total lease revenue	$396	$517

Sales-Type and Direct Financing Leases

At December 31, 2020, the unguaranteed residual value of sales-type and direct financing leases was $358 million. At December 31, 2019, the unguaranteed residual value of sales-type and direct financing leases was $531 million. For further information on the company’s investment in leases, including residual values, refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

For the years ended December 31, 2020 and 2019, impairment of residual values was immaterial.

The following table presents a maturity analysis of the lease payments due to IBM Credit on sales-type and direct financing leases over the next five years and thereafter, at December 31, 2020:

(Dollars in millions)	Total
2021	$1,238
2022	891
2023	447
2024	166
2025	36
Thereafter	4
Total undiscounted cash flows	$2,782
Present value of lease payments (recognized as financing receivables)	2,549	(1)
Difference between undiscounted cash flows and discounted cash flows	$233
(1)	The present value of the lease payments will not equal the financing receivables balances in the Consolidated Balance Sheet due to certain items, including IDCs, allowance for credit losses and residual values, which are included in the financing receivable balance, but are not included in the future lease payments. For a reconciliation of the undiscounted cash flows to the financing receivables recognized in the Consolidated Balance Sheet at December 31, 2020, refer to note F, “Financing Receivables, Receivables Purchased/Participated from IBM.”

Notes to Consolidated Financial Statements – (continued)

Operating Leases

The following table provides a maturity analysis of the undiscounted lease payments due to IBM Credit on operating leases over the next four years and thereafter, at December 31, 2020:

(Dollars in millions)	Total
2021	$45
2022	13
2023	2
2024	0
Thereafter	—
Total undiscounted cash flows	$61

At December 31, 2020, the unguaranteed residual value of equipment under operating leases was $51 million. At December 31, 2019, the unguaranteed residual value of equipment under operating leases was $84 million.

There were no material impairment losses incurred for equipment provided to clients under an operating lease for the years ended December 31, 2020 and 2019.

NOTE F. FINANCING RECEIVABLES, RECEIVABLES PURCHASED/PARTICIPATED FROM IBM

Financing receivables primarily consist of client loan and installment payment receivables (loans), investment in sales-type and direct financing leases, and Commercial Financing receivables. Loans are provided primarily to clients to finance the purchase of hardware, software and services. Payment terms on these financing arrangements are generally for terms up to seven years. Investment in sales-type and direct financing leases relate principally to IBM’s Systems products and are for terms ranging generally from two to six years. Commercial Financing receivables relate primarily to working capital financing for dealers and remarketers of IBM products. Payment terms for working capital financing generally range from 30 to 90 days.

The company also participates in receivables from IBM for certain long-term financing receivables generated from IBM’s Total Solution Offerings in certain countries as well as for certain government and other contracts. In addition, the company purchases interests in certain of IBM’s short-term receivables, which are included within the Commercial Financing segment. The company carries the credit risk of IBM’s clients for all purchased and participated receivables from IBM.

Loans, investment in sales-type and direct financing leases, and participated receivables from IBM are collectively referred to as Client Financing receivables and are included within the Client Financing segment.

Effective January 1, 2020, the company adopted the new accounting standard related to current expected credit losses. Under this new guidance, financing receivables are presented at amortized cost. Prior to the effective date, financing receivables were measured at recorded investment, which does not include residual value. As a result, all prior periods are presented at recorded investment, while current period information is presented at amortized cost. Additionally, current period information reflects updates to the portfolio segments, and other presentation changes within the following tables, as a result of the adoption of this new guidance. Refer to note A, “Significant Accounting Policies,” and note B, “Accounting Changes” for additional information.

Notes to Consolidated Financial Statements – (continued)

A summary of the components of the company’s financing receivables and receivables purchased/participated from IBM is presented as follows:

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At December 31, 2020:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$7,912	$2,782	$1,766	$12,461
Unearned income	(276)	(233)	0	(510)
Deferred initial direct costs	57	20	—	77
Residual value*	—	373	—	373
Amortized cost	$7,692	$2,942	$1,766	$12,401
Allowance for credit losses	(106)	(67)	(6)	(179)
Total financing receivables, net	$7,586	$2,875	$1,760	$12,222
*	Includes guaranteed and unguaranteed residual value

	Client Loan and
	Installment
	Payment		Commercial
(Dollars in millions)	Receivables	Investment in	Financing
At December 31, 2019:	(Loans)	Leases	Receivables	Total
Financing receivables, gross	$9,566	$4,626	$3,400	$17,592
Unearned income	(373)	(384)	(4)	(761)
Deferred initial direct costs	71	32	—	103
Recorded investment	$9,264	$4,274	$3,396	$16,934
Allowance for credit losses	(82)	(56)	(9)	(148)
Unguaranteed residual value	—	531	—	531
Guaranteed residual value	—	47	—	47
Total financing receivables, net	$9,181	$4,796	$3,387	$17,365

(Dollars in millions)
At December 31:	2020	2019
Short-term purchased receivables from IBM	$54	$56
Allowance for credit losses	0	0
Total short-term purchased receivables from IBM, net	$54	$56

Long-term participated receivables from IBM	$4,553	$4,310
Allowance for credit losses	(21)	(7)
Total long-term participated receivables from IBM, net	$4,532	$4,303

Total purchased and participated receivables from IBM, net	$4,586	$4,359

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

The company utilizes certain of its financing receivables as collateral for non-recourse borrowings. Financing receivables pledged as collateral for borrowings were $482 million and $1,062 million at December 31, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements – (continued)

Transfer of Financial Assets

For the year ended December 31, 2020, the company sold $2,471 million of Client Financing receivables to third parties, consisting of loan and lease receivables of $1,354 million and $1,117 million, respectively. At the time of sale, more than half of the receivables sold were due within the next 12 months. The proceeds from these sales were recorded as an investing activity in the Consolidated Statement of Cash Flows. The company recognized a $20 million gain associated with the sales of receivables for the year ended December 31, 2020. The gain is included in the Consolidated Income Statement as other income.

On December 24, 2020, the company entered into an agreement with a third-party investor to sell up to $3,000 million of IBM short-term Commercial Financing receivables, at any one time, on a revolving basis. The company sold $515 million of Commercial Financing receivables under the agreement in the fourth quarter of 2020. In addition, the company classified $383 million of Commercial Financing receivables expected to be sold under this agreement as held for sale at December 31, 2020, of which $293 million was settled in cash with IBM. The held for sale assets are included in other assets in the Consolidated Balance Sheet and the carrying value of the receivables approximates fair value. The net proceeds from the sales of receivables originated with the intent to sell are presented as an operating activity in the Consolidated Statement of Cash Flows. The impact to the Consolidated Income Statement, including fees and net gain or loss associated with the transfer of these receivables for the year ended December 31, 2020, was not material.

The company did not have any material sales of financing receivables or any financing receivables classified as held for sale for the years ended December 31, 2019, and 2018.

For more information on sales of financing receivables, see note A, “Significant Accounting Policies.”

Financing Receivables by Portfolio Segment

The following tables present the amortized cost basis or recorded investment for Client Financing receivables at December 31, 2020 and 2019, further segmented by three classes: Americas, Europe/Middle East/Africa (EMEA) and Asia Pacific. The Commercial Financing receivables portfolio segment is excluded from the tables in the sections below as the receivables are short term in nature and the current estimated risk of loss and resulting impact to the company’s financial results are not material.

(Dollars in millions)
At December 31, 2020:	Americas	EMEA	Asia Pacific	Total
Amortized cost	$7,661	$4,838	$2,689	$15,188

Allowance for credit losses
Beginning balance at December 31, 2019	$98	$36	$11	$146
Adjustment for adoption of new standard	21	13	4	39
Beginning balance at January 1, 2020	$120	$50	$16	$185
Write-offs	$(24)	$(2)	$(2)	$(28)
Recoveries	0	0	2	2
Additions/(releases)	33	5	(3)	36
Other*	(6)	5	1	0
Ending balance at December 31, 2020	$123	$58	$13	$194
*	Primarily represents translation adjustments

Notes to Consolidated Financial Statements – (continued)

The company continues to monitor the evolving global impacts from the COVID-19 pandemic as well as its impact on external economic models, which have been revised with increased frequency throughout the year. The company’s allowance for credit losses at December 31, 2020, reflect the qualitative process which is described further in note A, “Significant Accounting Policies.” Any changes to economic models that occurred after the balance sheet date will be reflected in future periods.

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

Write-offs of lease and loan receivables were $17 million and $11 million, respectively, in 2019. Provisions for expected credit losses recorded for lease receivables and participated receivables from IBM were an addition of $5 million and a release of $6 million, respectively, in 2019.

When determining the allowances, financing receivables are evaluated either on an individual or a collective basis. For the company’s policy on determining allowances for credit losses, refer to note A, “Significant Accounting Policies.”

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

Notes to Consolidated Financial Statements – (continued)

			Amortized	Billed	Amortized
	Total	Amortized	Cost	Invoices	Cost
(Dollars in millions)	Amortized	Cost	> 90 Days and	> 90 Days and	Not
At December 31, 2020:	Cost	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$7,661	$273	$199	$11	$83
EMEA	4,838	97	28	5	73
Asia Pacific	2,689	13	6	2	8
Total client financing receivables	$15,188	$383	$234	$18	$163
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the amortized cost not accruing, there is a related allowance of $120 million. Financing income recognized on these receivables was immaterial for the year ended December 31, 2020.

			Recorded	Billed	Recorded
	Total	Recorded	Investment	Invoices	Investment
(Dollars in millions)	Recorded	Investment	> 90 Days and	> 90 Days and	Not
At December 31, 2019:	Investment	> 90 Days (1)	Accruing (1)	Accruing	Accruing (2)
Americas	$3,160	$179	$143	$10	$37
EMEA	710	24	11	1	16
Asia Pacific	404	9	2	0	7
Total lease receivables	$4,274	$213	$156	$11	$59

Americas	$6,173	$107	$66	$10	$56
EMEA	2,415	51	3	1	51
Asia Pacific	676	3	1	0	2
Total loan receivables	$9,264	$161	$69	$11	$110

Americas	$717	$8	$8	$1	$0
EMEA	1,671	7	7	1	1
Asia Pacific	1,922	6	5	1	1
Total participated receivables from IBM	$4,310	$21	$20	$3	$2

Total	$17,848	$394	$245	$25	$171
(1)	At a contract level, which includes total billed and unbilled amounts for financing receivables aged greater than 90 days.
(2)	Of the recorded investment not accruing, $128 million is individually evaluated for impairment with a related allowance of $110 million. Financing income recognized on these receivables was immaterial for the year ended December 31, 2019.

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

The following tables present the amortized cost basis or net recorded investment for each class of receivables, by credit quality indicator, at December 31, 2020 and 2019. Receivables with a credit quality indicator ranging from Aaa to Baa3 are considered investment grade. All others are considered non-investment grade. Effective January 1, 2020, under the new guidance for current expected credit losses, the company discloses its credit quality by year of origination. Additionally, under the new guidance, the amortized cost is presented on a gross basis, whereas under the prior guidance, the company presented the recorded investment net of the allowance for credit losses. At December 31, 2020, the credit quality indicators reflect mitigating credit enhancement actions taken by customers which reduces the risk to the company.

Notes to Consolidated Financial Statements – (continued)

(Dollars in millions)	Americas		EMEA		Asia Pacific
At December 31, 2020	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D	Aaa – Baa3	Ba1 – D
Vintage year:
2020	$2,795	$1,421	$1,470	$1,367	$859	$293
2019	981	614	649	504	509	102
2018	823	357	317	238	384	142
2017	283	152	69	125	182	45
2016	89	50	30	36	107	23
2015 and prior	27	68	15	19	36	7
Total	$4,999	$2,662	$2,549	$2,289	$2,077	$612

	Lease Receivables			Loan Receivables			Participated Receivables from IBM
(Dollars in millions)			Asia			Asia			Asia
At December 31, 2019	Americas	EMEA	Pacific	Americas	EMEA	Pacific	Americas	EMEA	Pacific
Credit Ratings:
Aaa – Aa3	$305	$55	$31	$732	$89	$89	$440	$88	$89
A1 – A3	700	88	124	1,166	178	237	71	271	934
Baa1 – Baa3	949	153	83	1,756	907	107	104	762	500
Ba1 – Ba2	733	206	61	1,461	532	159	49	442	245
Ba3 – B1	196	137	62	444	455	46	43	88	126
B2 – B3	236	45	32	513	228	33	4	18	26
Caa – D	13	5	2	32	15	3	2	0	2
Total	$3,133	$689	$396	$6,105	$2,403	$674	$714	$1,668	$1,921

Troubled Debt Restructurings

The company did not have any significant troubled debt restructurings for the years ended December 31, 2020, 2019, and 2018.

NOTE G. OTHER ASSETS

(Dollars in millions)
At December 31:	2020	2019
Deferred taxes	$189	$142
Financing receivables, held for sale*	383	—
Other receivables	53	42
Prepaid taxes	85	94
Derivatives	77	45
Other	164	84
Total	$951	$406
*	See note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” for additional information.

Notes to Consolidated Financial Statements – (continued)

NOTE H. BORROWINGS

Short-Term Debt

	At December 31,	At December 31,
(Dollars in millions)	2020	2019
Commercial paper	$—	$304
Short-term loans	26	49
Secured borrowings	—	280
Debt	$26	$633
Debt payable to IBM	7,880	8,194
Total	$7,906	$8,827

IBM Credit’s commercial paper program allows the company to issue unsecured commercial paper notes, up to a maximum aggregate amount outstanding at any one time of $5 billion. The proceeds of the commercial paper can be used for general corporate purposes, including, among other items, the repayment of indebtedness and other short-term liquidity needs. The maturity of the commercial paper notes issued can vary but may not exceed 364 days from the date of issuance. The notes are sold under customary terms in the commercial paper marketplace, and can be issued either at a discount from par or at par, and bear interest rates as agreed upon under the terms and conditions of the agreements between the company and each commercial paper dealer.

The weighted-average interest rate for commercial paper was 1.6 percent at December 31, 2019. The weighted-average interest rate for short-term loans was 5.1 percent and 5.2 percent at December 31, 2020 and 2019, respectively. The weighted-average interest rate for secured borrowings was 3.6 percent at December 31, 2019. Short-term financing receivables pledged as collateral for short-term secured borrowings was $280 million at December 31, 2019. The weighted-average interest rate for debt payable to IBM was 0.2 percent and 1.6 percent at December 31, 2020 and 2019, respectively.

Long-Term Debt

Pre-Swap Borrowing

		Balance	Balance
(Dollars in millions)	Maturities	12/31/2020	12/31/2019
Long-term notes (weighted-average interest rate at December 31, 2020)
2.9%	2020	$—	$1,500
1.9%	2021	2,850	2,850
2.2%	2022	500	500
3.0%	2023	750	750
		$4,100	$5,600

Long-term loans (3.6% weighted-average interest rate at December 31, 2020)	2021-2024	190	113
Secured borrowings (4.3% weighted-average interest rate at December 31, 2020)	2021-2026	482	781
Long-term debt		$4,772	$6,495
Less: net unamortized discount		0	1
Less: net unamortized debt issuance costs		2	5
Add: fair value adjustment*		53	28
Debt		$4,824	$6,517
Debt payable to IBM (1.4% weighted-average interest rate at December 31, 2020)		7,090	8,751
Total		$11,914	$15,268
*

The portion of the company's fixed-rate debt obligations that is hedged is reflected in the Consolidated Balance Sheet as an amount equal to the sum of the debt's carrying value and a fair value adjustment representing changes in the fair value of the hedged debt obligations attributable to movements in benchmark interest rates.

Notes to Consolidated Financial Statements – (continued)

The company utilizes certain of its financing receivables as collateral. Long-term financing receivables pledged as collateral for long-term secured borrowings were $482 million at December 31, 2020 and $781 million at December 31, 2019.

The company’s indenture governing its debt securities contains significant covenants which obligate the company to promptly pay principal and interest, limit the aggregate amount of liens (other than permitted liens) to 15 percent of the company’s consolidated net tangible assets, and restrict the company’s ability to merge or consolidate unless certain conditions are met.

Post Swap Borrowing (Long-Term Debt)

	2020		2019
		Weighted-Average		Weighted-Average
(Dollars in millions)		Interest		Interest
For the year ended December 31:	Amount	Rate	Amount	Rate
Fixed-rate debt
Debt	$896	3.9%	$1,846	3.8%
Debt payable to IBM	7,090	1.4%	8,676	1.5%
Total fixed-rate debt	$7,986		$10,521
Floating-rate debt
Debt*	$3,928	0.4%	$4,671	2.5%
Debt payable to IBM	—	—	75	(0.4)%
Total floating-rate debt	$3,928		$4,746
Total debt	$4,824		$6,517
Total debt payable to IBM	7,090		8,751
Total	$11,914		$15,268
*

Includes $2,550 million in 2020 and 2019 of notional interest rate swaps that effectively convert fixed-rated long-term debt into floating-rate long-term debt. (See note P, "Derivative Financial Instruments," for additional information.)

Pre-swap annual contractual obligations of long-term debt and long-term debt payable to IBM outstanding at December 31, 2020 are as follows:

						2026 and
(Dollars in millions)	2021	2022	2023	2024	2025	beyond	Total
Long-term debt	$3,132	$670	$887	$83	$0	$0	$4,772
Debt payable to IBM	2,053	1,897	899	757	746	738	7,090
Total	$5,185	$2,567	$1,786	$840	$747	$738	$11,863

Interest on Debt

The company recognized interest expense of $281 million, $499 million and $503 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $146 million, $242 million and $298 million was interest expense on debt payable to IBM, respectively.

Lines of Credit

The company has committed lines of credit in some of the geographies which are not significant in the aggregate. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.

On July 2, 2020, IBM and the company (the Borrowers) entered into a new $2.5 billion, 364-day Credit Agreement to replace the existing $2.5 billion, 364-day agreement, and also extended the maturity date of the existing $2.5 billion

Notes to Consolidated Financial Statements – (continued)

Three-Year Credit Agreement (together, the Credit Agreements). The new maturity dates for the 364-day and Three-Year Agreement are July 1, 2021 and July 20, 2023, respectively. The facility size remains unchanged. The Credit Agreements permit the Borrowers to borrow up to an aggregate of $5 billion on a revolving basis. Neither Borrower is a guarantor or co-obligor of the other Borrower under the Credit Agreements. Subject to certain conditions stated in the Credit Agreements, the Borrowers may borrow, prepay and re-borrow amounts under the Credit Agreements at any time during the term of the Credit Agreements. Funds borrowed may be used for the general corporate purposes of the Borrowers. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, as further described in the Credit Agreements. The Credit Agreements contain customary representations and warranties, covenants, events of default, and indemnification provisions. The company believes that circumstances that might give rise to breach of these covenants or an event of default, as specified in the Credit Agreements, are remote. As of December 31, 2020, the company had no borrowings outstanding against the Credit Agreements. The company incurred charges of $1.7 million in 2020 and $1.6 million in 2019 related to the Credit Agreements. These charges are recorded as financing cost in the Consolidated Income Statement.

The company’s Credit Agreements each contain significant debt covenants, which obligate the company to promptly pay principal and interest, limit the aggregate amount of secured indebtedness and sale and leaseback transactions to 10 percent of IBM’s consolidated net tangible assets, and restrict the ability of the company or IBM to merge or consolidate with a third party unless certain conditions are met. The Credit Agreements also include several financial covenants, including that (i) IBM will not permit the consolidated net interest expense ratio to be less than 2.20 to 1.0; (ii) the company will not permit its tangible net worth to be less than $50 million as of the end of the fiscal year and (iii) the company’s leverage ratio cannot be greater than 11 to 1 as of the last day of the fiscal quarter. The Credit Agreements each contain a cross default provision with respect to other defaulted indebtedness of at least $500 million.

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

NOTE I. OTHER LIABILITIES

(Dollars in millions)
At December 31:	2020	2019
Post-retirement benefits and accrued compensation	$84	$85
Deferred income	70	36
Derivatives	1	18
Accrued interest	33	54
Other	129	31
Total	$317	$224

Notes to Consolidated Financial Statements – (continued)

NOTE J. EQUITY ACTIVITY

IBM Credit had no available-for-sale securities and no unrealized gains or (losses) on cash flow hedges during the periods presented in the following tables:

Reclassifications and Taxes Related to Items of Other Comprehensive Income

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2020:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$37	$18	$55
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$0	$0	$0
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	4	(1)	3
Total retirement-related benefit plans	$4	$(1)	$3
Other comprehensive income/(loss)	$41	$17	$58

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2019:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$14	$(3)	$11
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$(14)	$4	$(10)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	0	0	0
Amortization of net (gains)/losses	2	(1)	1
Total retirement-related benefit plans	$(12)	$3	$(9)
Other comprehensive income/(loss)	$1	$1	$2

(Dollars in millions)	Before Tax	Tax (Expense)/	Net of Tax
For the year ended December 31, 2018:	Amount	Benefit	Amount
Other comprehensive income/(loss):
Foreign currency translation adjustments	$(151)	$(32)	$(184)
Retirement-related benefit plans (1):
Net (losses)/gains arising during the period	$(4)	$1	$(3)
Curtailments and settlements	0	0	0
Amortization of prior service (credits)/costs	(1)	0	(1)
Amortization of net (gains)/losses	1	0	1
Total retirement-related benefit plans	$(4)	$1	$(3)
Other comprehensive income/(loss)	$(155)	$(31)	$(186)
(1)	These AOCI components are included in the computation of net periodic pension cost. (See note M, “Retirement-Related Benefits,” for additional information.)

Notes to Consolidated Financial Statements – (continued)

Accumulated Other Comprehensive Income/(Loss) (net of tax)

		Net Change
	Foreign	Retirement-	Accumulated
	Currency	Related	Other
	Translation	Benefit	Comprehensive
(Dollars in millions)	Adjustments*	Plans	Income/(Loss)
December 31, 2017	$165	$(7)	$158
Cumulative effect of a change in accounting principle**	(5)	—	(5)
Other comprehensive income before reclassification	(184)	(3)	(187)
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	(184)	(3)	(186)
December 31, 2018	(23)	(10)	(33)
Other comprehensive income before reclassification	11	(10)	1
Amount reclassified from accumulated other comprehensive income	—	1	1
Total change for the period	11	(9)	2
December 31, 2019	(12)	(19)	(31)
Other comprehensive income before reclassification	55	0	55
Amount reclassified from accumulated other comprehensive income	—	3	3
Total change for the period	55	3	58
December 31, 2020	$43	$(16)	$27

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

The company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses. As of December 31, 2020, there were no matters for which the likelihood of material loss is at least reasonably possible.

Commitments

The company’s extended lines of credit to third-party entities include unused amounts of $2.1 billion and $1.8 billion at December 31, 2020 and 2019, respectively. These amounts were available to the company’s Commercial Financing suppliers, distributors and resellers to support additional loan advances, or purchases of factored receivables, to meet their working capital liquidity needs. In addition, the company has committed to provide future financing to its clients in connection with client purchase agreements for $5.1 billion and $5.4 billion at December 31, 2020 and 2019, respectively. Effective January 1, 2020, the company adopted the new accounting standard on current expected credit

Notes to Consolidated Financial Statements – (continued)

losses, which resulted in the recognition of a related allowance for non-cancellable off-balance sheet commitments. Refer to note B, “Accounting Changes,” for additional information. The allowance for these commitments is recorded in other liabilities in the Consolidated Balance Sheet and was not material at December 31, 2020. The company collectively evaluates the allowance for these arrangements using a provision methodology consistent with the portfolio of the commitments. Refer to note A, “Significant Accounting Policies,” for additional information.

NOTE L. TAXES

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
Income/(loss) before income taxes:
U.S. operations	$183	$(71)	$(156)
Non-U.S. operations	283	690	886
Total income before income taxes	$466	$619	$731

The provision for income taxes by geographic operations is as follows:

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
Provision for/(benefit from) income taxes:
U.S. operations	$38	$51	$(50)
Non-U.S. operations	16	137	184
Total provision for income taxes	$54	$188	$133

The components of the provision for income taxes by taxing jurisdiction are as follows:

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
U.S. federal:
Current	$116	$(9)	$(91)
Deferred	(94)	65	46
Total	$22	$56	$(45)

U.S. state and local:
Current	$39	$(28)	$(21)
Deferred	(27)	21	13
Total	$12	$(7)	$(8)

Non-U.S.:
Current	$70	$158	$194
Deferred	(51)	(18)	(7)
Total	$19	$139	$186

Total provision for income taxes	$54	$188	$133

If the company’s provision for income taxes had been prepared using the separate tax return method without modification for the benefits-for-loss approach, total taxes included in net income reported for 2020, 2019, and 2018 would have been $28 million higher for 2020, $52 million higher for 2019 and $24 million higher for 2018 as a result of the difference in the calculation of the Global Intangible Low-Taxed Income (GILTI) provision. For additional information, refer to note A, “Significant Accounting Policies,” to the Consolidated Financial Statements.

For the year ended December 31, 2020, the U.S. operations generated taxable income. As the company’s U.S. federal and certain state operations are included in various IBM consolidated tax returns, under the Tax Sharing Agreement, the

Notes to Consolidated Financial Statements – (continued)

benefits-for-loss approach has been applied and the income was recorded as a current tax payable due to IBM to be settled during the first quarter of 2021.

A reconciliation of the statutory U.S. federal tax rate to the company’s effective tax rate is as follows:

For the year ended December 31:	2020	2019	2018
Statutory rate	21%	21%	21%
Enactment of U.S. tax reform	—	19	(2)
Tax differential on foreign income	(3)	(6)	1
State and local	2	(1)	(1)
Valuation allowance	(9)	(2)	(1)
Effective rate	11%	31%	18%

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

On December 22, 2017, U.S. tax reform introduced many changes, including lowering the U.S. corporate income tax rate to 21 percent, allowing for full expensing for investments in certain property placed in service after September 27, 2017 and before January 1, 2023, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform resulted in the company recording a charge to tax expense of $116 million and a net benefit of $7 million for the years ended December 31, 2019 and 2018, respectively. In 2020, there was no impact from the enactment of U.S. tax reform. In 2019, the charge was related to additional guidance issued by the U.S. Treasury in January 2019 on U.S. tax reform repatriation tax. In 2018, the benefit was attributable to refinements to the one-time U.S. transition tax and foreign tax costs on undistributed foreign earnings.

U.S. tax reform also introduced GILTI, which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. The company has elected to treat GILTI as a period cost if and when incurred, which resulted in the company recording a benefit of $6 million, $49 million and $20 million for the years ended December 31, 2020, 2019 and 2018, respectively as a result of foreign tax credits associated with and in excess of GILTI. Under the Tax Sharing Agreement, the benefits-for-loss approach has been applied and the excess credits were recorded as a current tax receivable due from IBM to be settled during the first quarter of 2021.

The effective tax rate for 2020 decreased 19 points compared to 2019. The year-to-year change in the effective tax rate was primarily attributable to the impact of U.S. tax reform in 2019 (19 points).

The effect of tax law changes on deferred tax assets and liabilities did not have a material impact in 2020.

The significant components of deferred tax assets and liabilities recorded in other assets and tax liabilities, respectively, in the Consolidated Balance Sheet are as follows:

Notes to Consolidated Financial Statements – (continued)

Deferred Tax Assets

(Dollars in millions)
At December 31:	2020	2019
Allowance for credit losses	$65	$56
Leases	60	81
Depreciation	—	1
Foreign tax loss/credit carryforwards	64	71
Other	58	52
Gross deferred tax assets	$247	$261
Less: valuation allowance	(29)	(72)
Net deferred tax assets	$218	$189

Deferred Tax Liabilities

(Dollars in millions)
At December 31:	2020	2019
Leases	$433	$576
Other	22	16
Gross deferred tax liabilities	$455	$592

The loss carryforwards as of December 31, 2020 and 2019 were $64 million and $71 million (tax effected), respectively, with all of these carryforwards available for at least two years.

The valuation allowances as of December 31, 2020, 2019 and 2018 were $29 million, $72 million and $86 million, respectively. The amounts principally apply to loss carryforwards, credits and timing differences. In the opinion of management, it is more likely than not that these assets will not be realized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

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

For the company’s separate income tax return filings, the company is generally no longer subject to tax examinations for years prior to 2015. Current year unrecognized tax benefits recorded in the Consolidated Financial Statements related to certain foreign separate income tax return filers were $2 million at December 31, 2020 and $10 million at December 31, 2019. Interest and penalties related to income tax liabilities are included in income tax expense. In 2020 and 2019, interest accrued relating to income taxes was immaterial. During the year ended December 31, 2018, the company recognized a net benefit of $5 million in interest expense relating to certain foreign separate income tax return filers.

Within consolidated retained earnings at December 31, 2020 are undistributed after-tax earnings from certain non-U.S. subsidiaries that are not indefinitely reinvested. At December 31, 2020, the company has a deferred tax liability of $5 million for the estimated taxes associated with the repatriation of these earnings.

Notes to Consolidated Financial Statements – (continued)

NOTE M. RETIREMENT-RELATED BENEFITS

IBM Credit employees are eligible to participate in IBM’s retirement plans. Retirement-related plans are accounted for as multiemployer, multiple-employer or defined contribution plans, as required by local regulations.

Multiemployer and Defined Contribution Plans

IBM charges the company for multiemployer and defined contribution costs based on number of employees. The charges are recorded in the company’s operating results in the Consolidated Income Statement. The amounts of (income) or expense attributed to the company by IBM for the years ended December 31, 2020, 2019 and 2018 were not material.

Charges from IBM to the company in relation to these plans (including non-pension post-retirement benefits) are limited to service costs and defined contribution cost. Contributions to multiemployer and defined contribution plans and any other types of cost are the responsibility of IBM.

Multiple-employer Plans

For multiple-employer plans (mainly in Germany, Spain and Japan), assets and obligations are based on actuarial valuations or allocations and are recorded in the Consolidated Balance Sheet. The net liability for multiple-employer plans for the years ended December 31, 2020, 2019 and 2018 was $60 million, $57 million and $44 million, respectively. The gross asset balances were $54 million, $42 million and $36 million at December 31, 2020, 2019 and 2018, respectively. The projected benefit obligation balances were $113 million, $98 million and $80 million at December 31, 2020, 2019 and 2018, respectively.

Actuarial losses in AOCI at December 31, 2020, 2019 and 2018 were $16 million, $19 million and $10 million, respectively. Remeasurement gains and losses recorded to AOCI at December 31, 2020, 2019 and 2018 were not material.

Costs related to multiple-employer plans are recorded in the company’s operating results in the Consolidated Income Statement. The total costs for multiple-employer plans for years ended December 31, 2020, 2019 and 2018 were not material.

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

Client Financing provides leases and loan financing to end-user clients, acquires installment payment plans offered to end-user clients by IBM, and acquires participation interests in IBM financing receivables for which the company assumes the IBM client’s credit risk from IBM. End-user clients are primarily IBM clients that elect to finance their acquisition of IBM’s hardware, software, and services to meet their total solution requirements. In addition, the company provides loans to IBM, primarily in support of IBM’s Global Technology Services segment’s acquisition of IT assets, which IBM uses in external, revenue-producing services contracts.

Commercial Financing provides working capital financing to suppliers, distributors and resellers, primarily of IBM products and services. In 2019, the company wound down the OEM IT portion of its Commercial Financing operations. In the fourth quarter of 2020, the company expanded its financial flexibility within the segment by entering into an agreement with a third-party investor to sell up to $3 billion of its IBM Commercial Financing receivables, at any one

Notes to Consolidated Financial Statements – (continued)

time, on a revolving basis over the agreement’s three-year term. See note F, “Financing Receivables, Receivables Purchased/Participated from IBM,” for additional information.

The company allocates interest expense and SG&A expense to each of its operating segments. Interest expense is allocated based on the average assets of each segment. SG&A expense is allocated based on a measurable financial driver, such as net margin.

(Dollars in millions)	Client	Commercial	Total
At December 31, 2020	Financing	Financing	Segments
Revenue	$976	$152	$1,128
Pre-tax income	388	78	466
Depreciation of equipment under operating lease	106	—	106
Interest expense	246	35	281
Provision for/(benefit from) expected credit loss expense	42	(1)	41
Assets	19,048	1,814	20,862

(Dollars in millions)	Client	Commercial	Total
At December 31, 2019	Financing	Financing	Segments
Revenue	$1,187	$413	$1,600
Pre-tax income	434	184	619
Depreciation of equipment under operating lease	160	—	160
Interest expense	376	124	499
Provision for/(benefit from) expected credit loss expense	(2)	(3)	(5)
Assets	22,362	3,443	25,805

(Dollars in millions)	Client	Commercial	Total
At December 31, 2018	Financing	Financing	Segments
Revenue	$1,206	$574	$1,779
Pre-tax income	490	240	731
Depreciation of equipment under operating lease	193	—	193
Interest expense	335	168	503
Provision for/(benefit from) expected credit loss expense	27	(18)	9
Assets	22,533	12,743	35,277

(Dollars in millions)
Reconciliation of IBM Credit as reported	2020	2019	2018
Assets
Total Reportable Segments	$20,862	$25,805	$35,277
Cash and cash equivalents	1,781	1,687	1,828
Other receivables from IBM	359	513	2,019
Deferred taxes	189	142	120
Derivatives	77	45	18
Financing receivables, held for sale*	383	—	—
Other	302	219	235
Total consolidated assets	$23,953	$28,412	$39,497
*	Refer to note F, “Financing Receivables/Receivables Purchased/Participated from IBM,” for additional information.

Major Clients

No single client represented 10 percent or more of the company’s total revenue in 2020, 2019 or 2018.

Notes to Consolidated Financial Statements – (continued)

Geographic Information

The following provides information for those countries that are 10 percent or more of the specific category.

Revenue*

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
United States	$528	$690	$678
Other countries	600	910	1,102
Total revenue	$1,128	$1,600	$1,779
*	Revenues are generally attributed to countries based on the location of the client.

Financing Receivables, Net of Allowance for Credit Losses

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
United States	$5,887	$9,365	$11,821
Other countries	6,335	8,000	14,027
Total net financing receivables	$12,222	$17,365	$25,848

Equipment under Operating Lease, Net of Depreciation

(Dollars in millions)
For the year ended December 31:	2020	2019	2018
United States	$39	$64	$81
Other countries	57	147	305
Total equipment under operating lease - net	$95	$212	$386

NOTE O. DIVESTITURES

In the fourth quarter of 2020, IBM Credit entered into a definitive agreement to sell certain remaining OEM commercial financing capabilities reported within the Commercial Financing segment. The financial terms related to this transaction are not material. The transaction is expected to be completed in the second half of 2021.

In the first quarter of 2019, IBM sold certain commercial financing capabilities and assigned a number of its commercial financing contracts, excluding related receivables which were collected as they became due in the normal course of business, to a third party. The company recognized an immaterial pre-tax gain on the sale for the year ended December 31, 2019.

NOTE P. DERIVATIVE FINANCIAL INSTRUMENTS

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

Notes to Consolidated Financial Statements – (continued)

Derivative assets and liabilities are recorded in other assets and other liabilities in the Consolidated Balance Sheet and presented on a gross basis. The notional amounts of the derivative instruments do not necessarily represent amounts exchanged by the company with IBM and third parties, and are not necessarily a direct measure of the financial exposure. The company may also enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement with IBM had been netted in the Consolidated Balance Sheet, the total derivative asset and liability positions would each have been reduced by $1 million at December 31, 2020 and $18 million at December 31, 2019.

Interest Rate Risk

Fixed and Variable Rate Borrowings

From time to time, the company issues debt in the capital markets to fund its operations. Access to cost-effective financing can result in interest rate mismatches with the underlying assets. To manage these mismatches and to reduce overall interest cost, the company may enter into interest-rate swaps with IBM to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert variable-rate debt issuances into fixed-rate debt (i.e., cash flow hedges). At December 31, 2020 and 2019, the total notional amount of the company’s interest rate swap contracts with IBM was $2,550 million. The weighted average remaining maturity of these instruments at December 31, 2020 and December 31, 2019, was approximately 1.0 years and 2.0 years, respectively. These interest rate contracts were accounted for as fair value hedges. The company did not have any cash flow hedges relating to this program outstanding at December 31, 2020 and December 31, 2019. For additional information on the company’s access to capital markets, refer to note Q, “Subsequent Events.”

Foreign Exchange Risk

Long-Term Investments in Foreign Subsidiaries (Net Investment)

The company enters into foreign exchange derivatives with IBM as a hedge of net investment of its foreign subsidiaries to reduce the volatility in Member’s interest caused by changes in foreign currency exchange rates in the functional currency of major foreign subsidiaries with respect to the U.S. dollar. At December 31, 2020 and 2019, the total notional amount of derivative contracts with IBM designated as net investment hedges was $58 million and $1,229 million, respectively. The weighted average remaining maturity of these instruments at December 31, 2020 and December 31, 2019, was approximately 0.1 years and 0.2 years, respectively.

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

There were no foreign exchange derivative contracts with IBM or with third parties outstanding at December 31, 2020 and 2019.

Notes to Consolidated Financial Statements – (continued)

Cumulative Basis Adjustments for Fair Value Hedges

As of December 31, 2020, and 2019, the following amounts were recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)
Line Item in the Consolidated Balance Sheet	At December 31,	At December 31,
in which the Hedged Item is Included:	2020	2019
Debt:
Carrying amount of the hedged item	$(2,602)	$(2,574)
Cumulative hedging adjustments included in the carrying amount - assets/(liabilities)	(53)	(28)

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value hedges, net investment hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items, are as follows:

				Gains/(Losses) of
(Dollars in millions)	Total			Total Hedge Activity
For the year ended December 31:	2020	2019	2018	2020	2019	2018
Financing cost	$309	$526	$503	$46	$23	$29
Other (income) and expense	(107)	(72)	(31)	—	—	7

	Gain/(Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized			Attributable to Risk
(Dollars in millions)	Income Statement	on Derivatives			Being Hedged (2)
For the year ended December 31:	Line Item	2020	2019	2018	2020	2019	2018
Derivative instruments in fair value hedges (1):
Interest rate contracts with IBM	Financing cost	$60	$50	$(14)	$(25)	$(62)	$8

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	—	—	7	N/A	N/A	N/A
Total		$60	$50	$(7)	$(25)	$(62)	$8

	Gain/(Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
				Consolidated
				Income				Amounts Excluded from
(Dollars in millions)	Recognized in OCI			Statement	Reclassified from AOCI			Effectiveness Testing (3)
For the year ended December 31:	2020	2019	2018	Line Item	2020	2019	2018	2020	2019	2018
Derivative instruments in net investment hedges:
Foreign exchange contracts with IBM	$(72)	$10	$125	Financing cost	$—	$—	$—	$11	$35	$35

Total	$(72)	$10	$125		$—	$—	$—	$11	$35	$35

(1)	The amount includes changes in clean fair values of the derivative instruments in fair value hedging relationships and the periodic accrual for coupon payments required under these derivative contracts.
(2)	The amount includes basis adjustments to the carrying value of the hedged item recorded during the period.
(3)	The company's policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

N/A - Not applicable

Notes to Consolidated Financial Statements – (continued)

For the years ending December 31, 2020, 2019 and 2018, there were no significant gains or losses excluded from the assessment of hedge effectiveness (for fair value hedges); nor are there any anticipated in the normal course of business.

NOTE Q. SUBSEQUENT EVENTS

On February 24, 2021, IBM Credit issued notices to redeem $1.75 billion of outstanding fixed-rate debt due to mature through 2023. The notes are expected to be redeemed at a price equal to 100 percent of the $1.75 billion aggregate principal plus a make-whole premium and accrued interest. Concurrent with these planned redemptions, the company expects to terminate interest rate swap contracts it has with IBM with the notional amount of $1.25 billion hedging a portion of this underlying debt. The company expects to incur a net immaterial loss upon redemption which will be recorded in other (income) and expense in the Consolidated Income Statement. Consistent with IBM’s refocused Global Financing strategy and expected capital needs, IBM Credit’s Board of Managers approved the deregistration of IBM Credit with the SEC, which will occur upon satisfying its outstanding public debt obligations.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting at December 31, 2020 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2020.

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

Item 14. Principal Accounting Fees and Services.

As an indirect, wholly owned subsidiary of IBM, the company’s principal accounting fees and services are subject to the pre-approval policies and procedures that govern all fees paid to, and all services performed by, PricewaterhouseCoopers (PwC) for audit and audit-related professional services and tax-related advice and services to IBM. For additional information regarding IBM’s policies and procedures, see IBM’s Proxy Statement to be filed with the SEC and delivered to IBM stockholders in connection with IBM’s Annual Meeting of Stockholders to be held on April 27, 2021. The appointment of PwC as IBM’s independent registered public accounting firm was ratified by majority vote of IBM’s shareholders during the annual shareholder’s meeting on April 28, 2020 (see IBM’s 8-K filed with the SEC on April 29, 2020).

The fees for services provided to IBM Credit by PwC for the fiscal periods indicated:

(Dollars in millions)	2020	2019
Audit Fees	$6.9	$6.7
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6.9	$6.7

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.	Financial statements of IBM Credit and its subsidiary companies for the years ended December 31, 2020, 2019 and 2018 as indexed below.
2.	Financial statement schedule required to be filed by Item 8 of this Form 10-K as indexed below. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits:
Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.	Not applicable

(3)	The Certificate of Formation of IBM Credit LLC, dated December 20, 2002 and effective January 1, 2003, is Exhibit 3.1 to the Form S-3 filed August 4, 2017, and is hereby incorporated by reference.

The Certificate of Conversion of IBM Credit LLC, dated as of January 1, 2003, is Exhibit 3.1 to the Form 10 filed May 5, 2017, and is hereby incorporated by reference.

The Second Amended and Restated Limited Liability Company Agreement of IBM Credit LLC, dated as of July 27, 2020, is Exhibit 3.2 to the Form 10-Q filed July 29, 2020, and is hereby incorporated by reference.

(4)	Instruments defining the rights of security holders.

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

The Indenture between IBM Credit LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 8, 2017, is Exhibit 4.1 to the Form 8-K filed September 8, 2017, and is hereby incorporated by reference.

The instruments defining the rights of the holders of the Floating Rate Notes due 2021, 1.800% Notes due 2021, and 2.200% Notes due 2022 are Exhibits 4.3, 4.5, and 4.6 to the Form 8-K filed September 8, 2017, and are hereby incorporated by reference.

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

$2,500,000,000 364-Day Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several banks and other financial institutions from time to time parties to such agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.1 to the Form 8-K filed on July 2, 2020, and is hereby incorporated by reference.

First Amendment to the $2,500,000,000 Amended and Restated Three-Year Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K dated July 2, 2020, is hereby incorporated by reference.

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

$2,500,000,000 364-Day Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several banks and other financial institutions from time to time parties to such agreement, JP Morgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, is Exhibit 10.1 to the Form 8-K filed on July 2, 2020, and is hereby incorporated by reference.

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

First Amendment to the $2,500,000,000 Amended and Restated Three-Year Credit Agreement dated as of July 2, 2020, among International Business Machines Corporation and IBM Credit LLC, as Borrowers, the several lenders from time to time parties to such agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, BNP Paribas, Citibank, N.A., Royal Bank of Canada and Mizuho Bank, Ltd., as Syndication Agents, and the Documentation Agents named therein, filed as Exhibit 10.2 to Form 8-K dated July 2, 2020, is hereby incorporated by reference.

Receivables Purchase Agreement, dated as of December 24, 2020, by and between IBM Credit LLC and Banco Santander S.A., filed as Exhibit 10.1 to Form 8-K filed December 31, 2020, is hereby incorporated by reference.

(11)	Statement re computation of per share earnings	Not applicable

(12)	Statement re computation of ratios	Not applicable

(13)	Annual report to security holders	Not applicable

(18)	Letter re change in accounting principles	Not applicable

(19)	Previously unfiled documents	Not applicable

(21)	Subsidiaries of the registrant	Not applicable*

(24)	Powers of attorney	24.1

Reference Number per Item 601 of Regulation S-K	Description of Exhibits	Exhibit Number in this Form 10-K

	Resolution of the IBM Credit Board of Managers authorizing execution of this report by Powers of Attorney	24.2

(31)	Certification by principal executive officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.1

	Certification by principal financial officer pursuant to Rule 13-A-14(a) or 15-D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to the Sarbanes-Oxley Act of 2002.	31.2

(32)	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.1

	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32.2

101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	101

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	104
*	IBM Credit has omitted this exhibit pursuant to General Instruction I(2)(b) of Form 10-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBM CREDIT LLC
(Registrant)

By:	/s/ Simon J. Beaumont
Simon J. Beaumont
Chairman and President

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Simon J. Beaumont	Chairman and President	February 26, 2021
Simon J. Beaumont	(Chief Executive Officer)

/s/ Adam Wilson	Vice President, Finance	February 26, 2021
Adam Wilson	(Chief Financial Officer)

/s/ Henry Voldman	Director, Finance	February 26, 2021
Henry Voldman	(Controller)

Robert F. Del Bene	Manager	By:	/s/ Glen Kutler
Andrew P. Urbansky	Manager		Glen Kutler
Attorney-in-fact

		Date:	February 26, 2021

SCHEDULE II

IBM CREDIT LLC AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31:

(Dollars in millions)

	Balance at					Balance at
	Beginning		Additions /			End
Description	of Period		(Releases) [1]	Write-offs [2]	Other [3]	of Period
Allowance For Credit Losses:
2020	$193	*	$35	$(30)	$3	$201

2019	$192		$(5)	$(32)	$(1)	$155

2018	$213		$9	$(21)	$(8)	$192
*Opening balance does not equal the allowance at December 31, 2019 due to the adoption of the guidance for current expected credit losses.
(1)Additions for allowance for credit losses are charged to expense accounts.
(2)For additional information regarding write-offs, see note A, "Significant Accounting Policies," to the Consolidated Financial Statements.
(3)"Other" primarily represents recoveries of amounts previously written off and translation adjustments in all periods reported.